Form 10-K
period 2013-12-31
NUTRAFUELS INC
filed 2014-05-05
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-191407

NutraFuels, Inc.

 (Name of small business issuer in its charter)

Florida	46-1482900
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Edgar Ward

6601 Lyons Road

L 6 Coconut Creek, FL 33073

Telephone 888-509-8901.

  (Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

As of December 31, 2013 the registrant had 21,252,114 shares of its common stock outstanding.

Table of Contents

PART I PAGE
Item 1. Business 4

Item 1A. Risk Factors 12

Item 2. Properties 12

Item 3. Legal Proceedings 12

Item 4. Mine Safety Disclosures 13

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters 13

Item 6. Selected Financial Date 21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation 22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk 26

Item 8. Financial Statements and Supplementary Data 26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 39

Item 9A. Controls and Procedures 39

PART III

Item 10. Directors, Executive Officers and Corporate Governance 40

Item 11. Executive Compensation 42

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 44

Item 13. Certain Relationships and Related Transactions, and Director Independence 47

Item 14. Principal Accounting Fees and Services 49

PART IV

Item 15. Exhibits, Financial Statement Schedules 50
SIGNATURES

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.    Business

Organization

We were formed as a limited liability company in the state of Florida on April 1, 2010, to engage in the development and distribution of nutritional and dietary oral spray products. On December 3, 2012, we converted from a Limited Liability Company to a Florida Corporation.

Our principal executive office is located at 6601 Lyons Road L 6 Coconut Creek, Florida 33073, and our telephone number is 888-509-8901.

We have not been involved in a bankruptcy receivership or similar proceeding. Additionally, we have not been involved in a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

During the year ending December 31, 2013, and December 2012, we received $615,000 and $100,000, respectively from the issuance of common stock. During the year ending December 31, 2013 and 2012, we received $755,000 and $100,000, respectively from the sale of promissory notes. We used the proceeds of these offerings for working capital.

For the years ended December 31, 2013, and December 31, 2012, our revenues were $597,777, and $126,576, respectively. We incurred net losses of $2,005,367 and $387,748 for the years ending December 31, 2013 and December 31, 2012, respectively.

Our Business

We manufacture and distribute four oral spray nutritional and dietary products to retail and wholesale outlets. Our oral spray products are designed to provide faster and more efficient absorption than capsules or liquid formulas. Each product we offer is based upon the research of Edgar Ward, our chief executive officer who consults with a biochemist as needed. Our products are and in the future will continue to be identified by Mr. Ward based upon suggestions from our customers, and from industry and market research he conducts on an ongoing basis. We do not employ medical professionals and our management does not have experience in the healthcare industry or in the treatment of disease. Our products have not been confirmed in any respect by the U.S. Food and Drug Administration or any other governmental agency, and may not produce the results intended.

Our products are sold at over 500 retail locations including Walgreens, Shell, Mobil, Exxon Tiger Mart, Speedys, 7-Eleven, Shop rite Tobacco Plus and other convenience stores and truck stops.

All of our products are manufactured at our facility in Coconut Creek, Florida. We obtain all raw materials and ingredients for our products from third party suppliers. For all orders, we manufacture, package, label and ship the product to the customer.

Our website at http://www.shopnutrafuels.com allows retail customers to purchase our products on the internet. Our website at http://www.nutrafuelswhls.com is used by our wholesale customers to place orders.

Our distribution strategy includes selling to retailers, distributors, private label customers and consumers through our retail website.

Our Products

NutraFuels Sleep Spray

Our Sleep Spray contains Melatonin, GABA and Valerian Root. NutraFuels Sleep Spray is designed to support a healthy sleep cycle and improve the quality of restful sleep. The retail price of our Sleep Spray is $3.99 per .25 ounce.

NutraFuels Energize Spray

Our Energize Spray contains B complex, B-12. NutraFuels Energize Spray is designed to increase energy and restore vigor and vitality. The retail price of our Energize Spray is $3.99 per .25 ounce.

NutraFuels Body Slim Spray

Our Body Slim Spray contains Raspberry Ketones. NutraFuels Body Slim Spray is designed to suppress the appetite and boost metabolism. The retail price of our Body Slim Spray is $3.99 per .25 ounce.

NRG-X Extreme Energy Spray

Our NRG-X Extreme Energy Spray contains B complex Vitamins, B-12 and caffeine. NutraFuels NRG-X Extreme Energy Spray is designed to increase energy and stamina. The retail price of our NRG-X Extreme Spray is $3.99 per .25 ounce.

Distribution

We package and label all products we manufacture. We presently sell our products directly to two private label customers, distributors, retailers and consumers through our website. Our customers order our products from us on an as needed basis. We do not have agreements with any of our other customers requiring them to purchase a minimum amount of product from us and they have no obligation to purchase products from us. We store inventory at our manufacturing facility. Upon receiving orders for products not in inventory we manufacture, package and label the product. We ship the product ordered within 30 days to retail customers and within 3 weeks to distributors and private label customers. All orders are shipped by freight delivery.

Private Label Customers

Nutra Evolution, TapouT Product Line

On July 25, 2013, we entered into an agreement, amended on January 29, 2014, with Nutra Evolution whereby we were granted a license to market nutritional supplements under the TapouT XT name to retail locations worldwide. We are required to pay a royalty fee to Nutra Evolution of 12.5% of net sales which is payable on the 20th day of each month for the preceding month. The agreement provides us with an initial test period of four years, until January 31, 2018, to distribute the product. We paid $85,000 for the four (4) year extension. At the expiration of this four year period, we may extend the license for three (3) consecutive three (3) year terms we are required to pay a fee of $400,000 during the first contract year; $750,000 during the second contract year and $1,000,000 each year thereafter. In the event, there is a deficiency in our payment of annual royalty payments we have a ten day period to cure the deficiency.

The payment schedule was revised for minimum royalties is as follows:

(I)

During the first Contract Year, we must pay Nutra Evolution the amount of: (i) $60,000 no later than May 1st, 2014, (ii) $60,000 no later than August 1st, 2014, (iii) $60,000 no later than November 1st, 2014 and (iv) the balance of the $400,000 annual minimum, if any, no later than February 1st, 2015.

(II)

During the second Contract Year, if any, we must pay Nutra Evolution the amount of: (i) $125,000 no later than May 1st, 2015, (ii) $125,000 no later than August 1st, 2015, (iii) $125,000 no later than November 1st, 2015, and (iv) $750,000 annual minimum, if any, no later than February 1st, 2016.

(III)

During each Contract Year thereafter, if any, we must pay Nutra Evolution the amount of: (i) 200,000 no later than May 1st of that year, (ii) 200,000 no later than August 1st of that year (iii) $200,000 no later than November 1st of that year, and (iv) the balance of the $1,000,000 annual minimum, if any, no later than February 1st of the following year.

In the event that we fail to pay Minimum Royalties in accordance with the foregoing schedule, Nutra Evolution shall have the right to terminate the Agreement at any time upon written notice following a late payment; provided, however, that we shall have the right to cure a shortfall to avoid termination within ten (10) days of such written notice of the same.

Agreement with AMS Health Sciences LLC

On July 23, 2013, we entered into an agreement with AMS Heath Sciences (“AMS”) whereby we granted AMS a worldwide license and distribution rights to sell and market our oral sleep spray under its private ABS/Saba label. One half of each order is due upon purchase and the balance is due upon delivery of the product to AMS’s warehouse in Oklahoma. The agreement has a term of five years.

Alpine Distributors and Core-Mark Holdings Company

We sell our products to two national distributors, Alpine Distributors and Core-Mark Holding Company, Inc. who resell the product purchase to retail locations. Alpine Distributors and Core-Mark purchase products from us on an as needed basis. They order our products by delivering a purchase order to us.  Upon our acceptance of an order, we generate an invoice reflecting the quantity of product ordered and the amount due for the order.  We ship the order with the invoice.  We require payment from Alpine and Core-Mark within 30 days after delivery of the product.   We have a written agreement with Core-Mark that requires them to pay for all product ordered within 30 days of delivery.   We have no written agreement with Alpine setting forth terms of payment for product purchased.  We verbally agreed with Alpine that payment is due upon 30 days after delivery and we provide Alpine with an invoice with each delivery of our product reflecting payment is due within 30 days of delivery.

During the year ending December 31, 2013, we received approximately 23%, 36% and 14% of our revenues from Core-Mark Holding Company, AMS Healthy and Alpine Distributors, respectively. As a result, our revenues are highly concentrated in these three customers. Core-Mark Holding Company, AMS Healthy and Alpine Distributors are not obligated to purchase a minimum amount of products from us. Should any of these distributors decrease or cease ordering products from us, our revenues and results of operations will be negatively affected.

Website Sales

Our retail website at www.ShopNutraFuels.com is optimized with popular keywords, phrases and descriptive meta-tags to increase our visibility on keyword search page results and drive customers to our website. We utilize top search engines (e.g. Yahoo, Google and Bing) to conduct PPC (“pay per click”) campaigns to obtain prominent page placement by purchasing targeted “keywords” to increase traffic and order volume. Website orders are paid for upon order. Website orders accounted for less than 1% of our revenues for the year ending December 31, 2013. Once an order is placed though our website, it is processed and delivered from our manufacturing facility to the customer using the shipping method selected at the customer’s expense.

Delivery

For orders placed by our distributors, we deliver the product to their distribution warehouses and for orders placed by our retailers we deliver the product directly to the store from inventory we store at our manufacturing facility.

After an order is placed for our products, we ship the product from our manufacturing facility to the customer using freight trucking companies. Shipment costs are included in our wholesale prices to our distributors, private label customer and retailers. Customers placing orders on our website pay for the shipping costs of the product they order.

Product Quality

In developing our products, we required:

•

ingredients that are supported with a certificate of analysis, publicly available scientific research and references which our chief executive officer reviewed with a chemist who developed our final products;

•	ingredients that are combined so that their effectiveness is not impaired;

•	ingredients that are in dosage levels that fall within tolerable upper intake levels established for healthy people by the Institute of Medicine of the National Academies;

•

products do not contain any substances banned by major sporting organizations such as the World Anti-Doping Agent, or WADA, NFL or MLB, or adulterated ingredients such as ephedra, androstenedione, aspartame, steroids or human growth hormones; and

•	formulations that have a minimum one-year shelf life.

Marketing Strategy

Our core marketing strategy is to brand our “Fuels Your Life” brand for those seeking to improve the quality of life through dietary supplementation. We believe that our marketing mix of TV, print, radio, billboards and in store event promotions providing coupons along with sample products for our retail resellers to use is an optimal strategy to increase sales.

Return and Refund Policy

We will exchange any product found to be defective. A written exchange request must be submitted when a customer returns defective or damaged product. Purchasers can apply for refund in full amount of purchased products within 10 days of purchase. If the purchasers are not satisfied with our products for any reason, they can return products and request for an exchange. All shipping fees for product exchanges or returns must be paid by purchaser. Historically, product returns as a percentage of our net sales have been nominal.

Patents and Trademarks

We received federal trademark registration for the expression “Spray your way to a healthier day!” that we use or intend to use to distinguish ourselves from others. All trademark registrations are protected for an initial period of five years and then are renewable after five years if still in use and every 10 years thereafter.

We hold the following trade names from the U.S. Patent and Trademark office:

• NRG-X Spray

• Micro-Blast Body Slim

• Micro-Blast

• Body Slim

•Spray your way to a healthier day!

• NUTRA FUELS

Employees

We have a total of 5 full-time employees as follows:

• Our chief executive officer and president, Edgar Ward oversees our day to day operations and manufacturing

Facility;

• Two full time employees who assist in our manufacturing facility;

• One employee who provides sale services; and

• One employee who provides clerical services.

Part-time Employees

Neal Catania, our vice president oversees marketing and distribution of our products and provides us with approximately 42 hours per month of services. We also use the services of 10 part time employees who assist in manufacturing and packaging.

None of our employees are employed under a collective bargaining agreement. We believe we have an excellent relationship with our employees and independent contractors.

Manufacturing

Our manufacturing process generally consists of the following operations: (i) sourcing ingredients for products, (ii) warehousing raw ingredients, (iii) measuring ingredients for inclusion in products, and (iv) blending using automatic equipment. The next step, bottling and packaging, involves filling, capping, coding, labeling and placing the product in packaging with appropriate tamper-evident features then sending the packaged product to our customers.

We manufacture, package, label and store our products at our facility in Coconut Creek, Florida. We manufacture 100% of our products.  By manufacturing our own products, we believe that we maintain better control over product quality and availability while also reducing production costs.

The FDA requires companies manufacturing homeopathic medicines to have their facilities certified as Good Manufacturing Practices ("GMPs").   Our manufacturing facility has been fully compliant with its GMP certification. Our quality control program seeks to ensure the superior quality of our products and that they are manufactured in accordance with current GMP.  Our processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. Periodically, we retain the services of outside GMP audit firms to assist in our efforts to comply with GMPs.  In 2013, we used the services of ASI Food Safety Consultants, Inc., a GMP audit firm to assist us with our GMP compliance.

Sources and Availability of Raw Materials

Raw materials used by us are available from a variety of suppliers. We maintain a good relationship with our suppliers and do not anticipate that any of our suppliers will terminate their relationship with us in the near term. We have ongoing relationships with secondary and tertiary suppliers. In the event, we are unable to obtain any of our raw materials from our suppliers, we believe that we could obtain alternative sources of any raw materials from other suppliers, We do not have contracts with our suppliers and we order our raw materials on an as-needed basis. We have not experienced any material adverse effect on our business as a result of shortages of raw materials or packaging materials used in the manufacturing of our products. An unexpected interruption or a shortage in supply of raw materials could adversely affect our business derived from these products.

Backlog of Orders

We have no backlog of orders.

Seasonal Aspect of our Business

None of our products are affected by seasonal factors.

Status of any Publicly Announced New Product or Service

We do not have any publicly announced new product or service.

Competitive Business Conditions

The nutritional and dietary supplement industries are highly competitive. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. Numerous manufacturers and distributors compete with us for customers throughout the United States in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. We are also vulnerable to competition from companies that can purchase similar products to ours and private label them with their own brand name.

Many of our indirect competitors are substantially larger have more experience than us, longer operating histories, and have materially greater financial and other resources than us.

Costs and Effects of Compliance with Environmental Laws

We are in a business that involves the use of raw materials in a manufacturing process however, it is unlike that such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property that could lead to liability as a landowner. Therefore, we do not anticipate that there will be any material costs associated with compliance with environmental laws and regulations.

Government Approvals

We are not required to obtain governmental approval of our products.

Product Liability

We have product liability insurance for our manufacturing activities and products in the amount of $5,000,000. Product liability claims may result in significant legal costs related to our defense of such actions if the amounts exceed our product liability insurance coverage. The design, development, and manufacture of products for human consumption involves an inherent risk of product liability claims and corresponding damage to our brand name reputation, including claims of product failure or harm caused by our products. As such, any product liability claim could negatively affect our business.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"), and to a lesser extent the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, and over-the-counter drugs. The FTC regulates the advertising of these products. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the Federal Trade Commission Act or the FDCA to the FTC or the FDA for further action, as appropriate.

Federal agencies, primarily the FDA and the FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease-and-desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties, or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the food, dietary supplement and over-the-counter drug industries, including the imposition of civil penalties in the millions of dollars against a few industry participants.

The Dietary Supplement Health and Education Act ("DSHEA") was enacted in 1994, amending the FDCA. We believe DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" ("NDI") premarket notification to the FDA. Dietary ingredients not marketed in the United States before October 15, 1994 may require the submission, at least 75 days before marketing, of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels and in labeling. The FDA has issued final regulations under DSHEA and has issued draft guidance on NDI notification requirements. Further guidance and regulations are expected. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been proposed in Congress.

The Nutrition Labeling and Education Act of 1990 ("NLEA”) amended the FDCA to establish additional requirements for ingredient and nutrition labeling and labeling claims for foods. If the NLEA labeling requirements change at a future time, we may need to revise our product labeling. Most of our products are classified as dietary supplements.

The FDA issued a Final Rule on GMPs for dietary supplements on June 22, 2007. The GMPs cover manufacturers and holders of finished dietary supplement products, including dietary supplement products manufactured outside the United States that are imported for sale into the United States. Among other things, the new GMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a "scientifically valid system" for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures and (d) require extensive recordkeeping.

We have reviewed the GMPs and have taken steps to ensure compliance. While we believe we are in compliance, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times. Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMP’s.

On December 22, 2006, Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which went into effect on December 22, 2007. The law requires, among other things, that companies that manufacture or distribute nonprescription drugs or dietary supplements report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping requirements for all adverse events (serious and non-serious). There is a risk that consumers, the press and government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.

The Consumer Product Safety Improvement Act of 2008 ("CPSIA") primarily addresses children's product safety but also improves the administrative process of the CPSC. Among other things, the CPSIA requires testing and certification of certain products and enhances the CPSC's authority to order recalls.

The FDA Food Safety Modernization Act ("FSMA"), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA's authority over various aspects of food regulation. The FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Other changes include the FDA's expanded access to records; the authority to suspend food facility registrations and require high risk imported food to be accompanied by a certification; stronger authority to administratively detain food; the authority to refuse admission of an imported food if it is from a foreign establishment to which a U.S. inspector is refused entry for an inspection; and the requirement that importers verify that the foods they import meet domestic standards.

One of the FSMA's more significant changes is the requirement of hazard analysis and risk-based preventive controls ("HARBPC") for all food facilities required to register with the FDA, except dietary supplement facilities in compliance with both GMPs and the serious adverse event reporting requirements. Although dietary supplement facilities are exempt from the HARBPC requirements, dietary ingredient facilities might not qualify for the exemption. The HARBPC requirements, which the FDA has yet to propose, are expected to be onerous because facilities will have to develop and implement preventive controls to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls and maintain numerous records related to the HARBPC. The HARBPC requirements may increase the costs of dietary ingredients and/or affect our ability to obtain dietary ingredients.

As required by Section 113(b) of the FSMA, the FDA published in July 2011 a draft guidance document clarifying when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. The draft guidance, if implemented as proposed, could have a material impact on our operations. Although our industry has strongly objected to several aspects of the draft guidance, it is unclear whether the FDA will make changes to the final guidance. In addition, it is possible that the FDA will begin taking enforcement actions consistent with the interpretations in the draft guidance before issuing a final version.

The new FSMA requirements, as well as the FDA enforcement of the NDI guidance as written, could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that such ingredients or products are in compliance and the potential imposition of fees for re-inspection of noncompliant facilities. Each of these events would increase our liability and could have a material adverse effect on our financial condition, results of operations or cash flows.

The FTC and the FDA have pursued a coordinated effort to challenge what they consider to be unsubstantiated and unsafe weight-loss products, and have also coordinated enforcement against dietary supplement claims in other areas, including children's products. Their efforts to date have focused on manufacturers and marketers as well as media outlets, and have resulted in a significant number of investigations and enforcement actions, some resulting in civil penalties of several million dollars under the Federal Trade Commission Act. We expect that the FTC and the FDA will continue to focus on health-related claims for dietary supplements and foods, and our products could be the subject of an FTC/FDA inquiry.

Item 1A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.    Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Properties

We lease an aggregate of 6,400 square feet of office and warehouse space at 6601 Lyons Rd. L-6&7 with base rent at $5,300 per month from Lyons Corporate Park for our executive offices and manufacturing facility. Approximately 5,800 square feet is used for manufacturing and distribution. The lease term expires on January 16, 2016. We believe our facilities are suitable for our present needs.  Other than the foregoing, we do not intend to renovate, improve, or develop properties.

We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.    Legal Proceedings

We are not involved in any legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Penny Stock Considerations

Our common shares will be "penny stocks", as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Thus, our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.

In addition, under the penny stock regulations, the broker-dealer is required to:

● Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

● Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

● Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

● Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of our shareholders or to sell their shares in the secondary market, and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Sales of our common stock under Rule 144.

As of December 31, 2013, we had 21,252,114 common shares outstanding. Of these shares 7,461,112 common shares are held by non-affiliates and 13,791,002 common shares are held by affiliates, which Rule 144 of the Securities Act of 1933 defines as restricted securities. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. As of the date of this report on Form 10-K, we have 7,461,312 common shares that are held by non-affiliates and eligible for public resale. Of the shares held by non-affiliates, 6,737,565 common are subject to dribble out agreements for a period of twelve months. Under the terms of the dribble out agreements for a period of 12 months, each holder may no more than 20% of the preceding months trading volume as reported by the OTC Markets.  The availability for public sale of substantial amounts of our common stock under Rule 144 or upon termination of the dribble out agreements could reduce prevailing market prices for our common shares.

Transfer and Registrar

Our transfer agent is VStock Transfer LLC located at 77 Spruce Street, Suite 201 Cedarhurst, NY 11516. Its telephone number is 212-828-8436 and its website is located at http://www.vstocktransfer.com.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Authorized Capital Stock

We are authorized to issue 499,990,000 shares of common stock, $.0001 par value per share, and 10,000 shares of preferred stock. As of April 25, 2014 there are 21,252,114 shares of our common stock issued and outstanding held by 47 stockholders of record, and 1,000 shares of preferred stock outstanding held by one holder, Edgar Ward, our chief executive officer, president and sole director.

Common Stock

Each share of our common stock entitles the holder to one (1) vote, either in person or by proxy, at meetings of shareholders. The shareholders are not permitted to vote their shares cumulatively. Accordingly, the holders of more than fifty percent (50%) of the total voting rights on matters presented to our common stockholders can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any such directors. The vote of the holders of a majority of the holders entitled to vote on matters submitted to our common stockholders including of our Series A Preferred Shares described below is sufficient to authorize, affirm, ratify, or consent to such act or action, except as otherwise provided by law.

To date, we have paid no cash dividends on our shares of common stock. Any future disposition of dividends will be at the discretion of our Board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. We have no present plans for future cash or stock dividends. We intend to retain future earnings, if any, to provide funds for operation of our business.

Holders of our common stock have no preemptive rights. All outstanding shares of our common stock are validly issued, fully paid and non-assessable.

Upon our liquidation or dissolution, the assets legally available for distribution to holders of shares of the common stock, after payment of all of our obligations, are distributable ratably among the holders of the then outstanding common stock.

All shares of common stock outstanding are validly issued, fully paid and non-assessable.

Preferred Stock

We are authorized to issue 10,000 shares of preferred stock with a par value of $.0001 per share. We have designated 1,000 shares of our preferred stock as Series A Shares. All outstanding Series A Preferred Shares are validly issued, fully paid and non-assessable.

The Series A Shares have the following rights and preferences:

● Each one (1) share is entitled to 500,000 votes per share on all matters submitted to our common stockholders.

● The Series A Shares are not convertible into common shares;

● The holders of the Series A Shares are not entitled to receive dividends or any distribution upon our liquidation or dissolution;

● The holders of the Series A Shares cannot assign or sell the shares; and

● The Series A Shares are redeemable in whole by us for the price of $1000 at the option of the holder.

 So long as any of the Series A Shares are outstanding, we cannot take the following actions without the consent of the holders of 100% of the Series A Shares: amend, alter, waive or repeal, whether by merger consolidation, combination, reclassification or otherwise, the Articles of Incorporation or Bylaws; or create, authorize or issue any class, series or shares of any class of capital stock. The rights and preferences of the Series A Share cannot be amended without the consent of 100% of the holders of the Series A Shares.

We have 1000 Series A shares outstanding which are held by Edgar Ward, our chief executive officer, president and sole director. The 1000 shares held by Mr. Ward entitle him to 500,000,000 votes per share on all matters submitted to our stockholders.

Our board of directors may designate the authorized but unissued shares of the Preferred Stock with such rights and privileges as the board of directors may determine subject to the rights granted to the holders of the Series A Shares as described above. As such, our board of directors may issue an additional 9,000 preferred shares and designate conversion, voting and other rights and preferences without notice to our shareholders and without shareholder approval if it obtains the consent of Mr. Ward.

Warrants

We presently have 1,500,000 common stock purchase warrants outstanding as follows:

● 500,000 common stock purchase warrants are exercisable at the price of $.75 per share at any time prior to August 26, 2015;

● 500,000 common stock purchase warrants exercisable at the price of $.50 per share at any time prior to March 26, 2016; and

● 500,000 shares common stock purchase warrants exercisable at the price of $.50 per share at any time prior to April 25, 2015.

On February 24, 2104, we entered into an interest free non-convertible note agreement in the amount of $50,000 with Dennis Poland. We issued 50,000 shares of our common stock to Mr. Poland and must repay the principal amount of $50,000 on or prior to May 1, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Sales of Unregistered Securities

In the two years, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities.

We believed these exemptions were available because:

● We are not a blank check company;

● We filed a Form D, Notice of Sales, with the SEC;

● Sales were not made by general solicitation or advertising;

● All certificates had restrictive legends;

● Sales were made to persons with a pre-existing relationship to our chief executive officer and sole director, Edgar

Ward; and

● Sales were made to investors who represented that they were accredited investors.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

● Access to all our books and records.

●Access to all material contracts and documents relating to our operations.

● The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business.

Membership Interests

April 1, 2010, we sold 55.19% of our interests to Noctunus, LLC, in exchange for $60,000. Noctunus LLC is a Florida limited liability company 60% owned by our chief Executive officer and director, Edgar Ward, 35% owned by Lee White and 5% owned by Dennis Poland. On November 26, 2012, the interests held by Edgar Ward were converted into 4,607,100 of our common shares, the interests held by Lee White were converted into 2,687,475 of our common shares and the interests held by Dennis Poland were converted into 383,925 of our common shares.

On August 13, 2010, we sold membership interests representing 5% of our interest to Neil Catania, in exchange for $15,000. On October 18, 2010, we sold membership interest representing 11.5% of our interests to Neil Catania in exchange for $50,000. On November 26, 2012, the membership interests were exchanged for 2,625,000 of our common shares.

On December 14, 2010, we sold membership interests representing 4.85% of our interests to Mike Smyth, in exchange for $25,000. On November 26, 2012, the membership interest was exchanged for 727,500 of our common shares.

On December 14, 2010, we sold membership interest representing 4% of our interests to James Daniel, in exchange for $20,000. On October 10, 2011, we sold membership interests representing .85% of our interests to James Daniel, in exchange for $5,000. On November 26, 2012, the membership interests were exchanged for 727,500 of our common shares.

On January 11, 2011, we sold membership interests representing 2% of our interests to Davis Pallan, in exchange for $20,000. On November 26, 2012, the membership interest was exchanged for 300,000 of our common shares.

On May 12, 2011, we sold membership interests representing 7.76% of our interests to Mike Caputo, in exchange for $50,000. On November 26, 2012, the membership interest was exchanged for 1,164,000 common shares.

On September 30, 2011, we sold membership interests representing 3% of our interests to Donald F. Brennick, in exchange for $50,000. The note was originally convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. On November 26, 2012, the membership interest was exchanged for 450,000 of our common shares.

On October 10, 2011, we sold membership interests representing 4.85% of our interests to Barbara Ludwig, in exchange for $25,000. On November 26, 2012, the membership interest was exchanged for 727,500 of our common shares.

On November 21, 2011, we sold membership interests representing 4% of our interests to Walter J and Donna Lunden in exchange for $100,000. On November 26, 2012, the membership interest was exchanged for 600,000 common shares.

Note Offerings

On November 20, 2012, we entered into a note agreement with Neil Catania with a principal amount of $160,000, bearing interest at the rate of 10% per annum. The note had originally had a due date of November 15, 2013 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. On February 15, 2013, we entered into a note agreement with Neil Catania with a principal amount of $50,000. The note bears interest at the rate of 10% per annum. The note had originally had a due date of November 15, 2014 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. On September 7, 2013, the notes were amended to (i) extend the repayment date to November 15, 2014 and May 15, 2014 and allow the amounts outstanding to be converted into our common stock at the price of $1.00 per share and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. As of December 30, 2013, the note had an aggregate of $230,370 of the principal outstanding.

On February 15, 2012, we entered into a convertible note with Mike Smyth with an aggregate principal and interest outstanding of $50,000.00 which bears interest at the rate of 10% per annum. The note had originally had a due date of November 15, 2013 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission.  On September 7, 2013, the note was amended to (i) extend the repayment date to November 15, 2014 and allow the amounts outstanding to be converted into our common stock at the price of $1.00 per share. As of December 31, 2013, the note had $55,000 of principal and interest outstanding.

On November 15, 2012, we entered into a convertible note agreement with Donald Brennick with a principal amount of $150,000.00. The note was originally convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. On September 12, 2013, Mr. Brennick converted the amounts outstanding into an aggregate of 428,571 shares of our common stock.

On June 7, 2013, we entered into a convertible note with Craig Hetherington in the principal amount of $100,000 which bears interest at the rate of 10% per annum. At the option of Mr. Hetherington, the outstanding principal and interest due under the note may be converted into shares of our common stock at the price of $1.00 per share. The note had originally had a due date of June 1, 2014 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. On September 7, 2013, the note was amended to allow the amounts outstanding to be converted into our common stock at the price of $1.00 per share. The note is due on June 1, 2014. As of December 31, 2013, the note had $105,671 of principal and interest outstanding.

On August 26, 2013, we entered into a note agreement with Craig Hetherington with a principal amount of $200,000. The note bears interest at the rate of 15% per annum and is due on August 26, 2014. Under the terms of the note, Mr. Hetherington received 250,000 common shares and 500,000 common stock purchase warrants. The warrants are exercisable at the price of $.75 per share at any time prior to August 26, 2015. As of December 31, 2013, the note had $210,438 of principal and interest outstanding.

On March 26, 2014, we entered into a convertible note with Craig Hetherington in the principal amount of $290,000 which bears interest at the rate of 10% per annum. At the option of Mr. Hetherington, the outstanding principal and interest due under the note may be converted into shares of our common stock at the price of $1.00 per share. The note is due on June 1, 2014. As of March 31, 2014, the note had $290,397 of principal and interest outstanding.  Upon delivery of the principal amount of $290,000 Mr. Hetherington received warrants to purchase up to 500,000 shares of fifty cents ($.50) per share.  The warrants may be exercised at any time prior to March 26, 2016.

On February 24, 2104, we entered into an interest free non-convertible note agreement in the amount of $50,000 with Dennis Poland. We issued 50,000 shares of our common stock to Mr. Poland and must repay the principal amount of $50,000 on or prior to May 1, 2014.

Common Stock Offering For Cash Consideration

On December 5, 2012, we sold 285,715 common shares to Dennis Poland for the price of $.35 per share or an aggregate price of $100,000.  On May 1, 2014, we also issued 50,000 shares to Dennis Poland pursuant to the February 24, 2014, note agreement described above under heading Note Offerings.

On January 9, 2013, we sold 71,429 common shares to Davis Pallan for the price of $.35 per share or an aggregate price of $25,000.

On January 14, 2013, we sold 71,429 common shares to James Stuart for the price of $.35 per share or an aggregate price of $25,000.

On January 17, 2013, we sold 142,857 common shares to Craig Hetherington for the price of $.35 per share or an aggregate price of $50,000. On May 17, 2013, we sold 185,714 common shares for the price of $.27 per share to Craig Hetherington for the aggregate price of $50,000.

On March 5, 2013, we sold 71,428 common shares to James Kushner for the price of $.35 per share or an aggregate price of $25,000.

On April 11, 2013, we sold 71,428 common shares to Bernadine Cawley for the price of $.35 per share or an aggregate price of $25,000. On June 21, 2013, we sold 71,428 common shares to Bernadine Cawley for the price of $.35 per share or an aggregate price of $25,000.

On July 2, 2013, we sold 71,428 common shares to Ann Noble for the price of $.35 per share or an aggregate price of $25,000. Thomas Noble and Ann Noble are husband and wife.

On July 8, 2013, we sold 71,428 common shares to Patrick Kilcooley, Sr for the price of $.35 per share or an aggregate price of $25,000.

On July 9, 2013, we sold 71,428 common shares to Joseph Repice for the price of $.35 per share or an aggregate price of $25,000.

On July 11, 2013, we sold 71,428 common shares to Thomas Noble for the price of $.35 per share or an aggregate price of $25,000.

On July 13, 2013, we sold 142,457 common shares to Richard Scott Lohan for the price of $.35 per share or an aggregate price of $50,000.  On October 22, 2013, Mr. Lohan purchased 50,000 common shares, at the per share price of $1.00 per share or an aggregate price of $50,000.

On July 17, 2013, we sold 42,857 common shares to Patrick Kilcooley Jr. for the price of $.35 per share or an aggregate price of $15,000. Patrick Kilcooley Sr. is the father of Patrick Kilcooley Jr.

On September 30, 2013, Paul Paternoster purchased 100,000 shares of our common stock for the price of $1.00 per share or an aggregate price of $100,000.

On December 16, 2013, we sold 50,000 common shares to John Romero for the price of $1.00 per share or an aggregate price of $25,000.

On December 18, 2013, we sold 25,000 common shares to John Romero Jr. for the price of $1.00 per share or an aggregate price of $25,000.

On December 28, 2013, we sold 25,000 common shares to John Seip for the price of $1.00 per share or an aggregate price of $25,000.

Unit and Warrant Offering

On April 25, 2014, we sold 500,000 Units to William J. Ferri in exchange for $500,000. Each one (1) unit contains 500,000 shares of common stock and warrants to purchase 500,000 common shares. Each warrant is convertible into one (1) share of our common stock at the price of $.50 at any time before April 25, 2015.

Shares for Services

On May 5, 2013, we issued 714,285 of shares and on September 3, 2013, we issued 1,000,000 shares to Edgar Ward for services rendered. We valued these shares at $.35 per share.

On May 17, 2013, we issued 778,571 common shares to Neil Catania which we valued at $.35 per share, for services rendered to us.

On May 17, 2013, we issued 17,142 common shares to Swen Paul Swenson for services rendered to us. We valued these shares at $.35 per common share.

On May 17, 2013, we issued 71,428 of our common shares to James Varga III for services rendered to us. We valued these shares at $.35 per common share.

On May 17, 2013, we issued 14, 285 common shares to Bridget C. Varga for services rendered to us. We valued these shares at $.35 per common share. James and Bridget Varga are husband and wife.

On May 17, 2013, we issued 14,285 common shares to Shands Michael Pemberton for services rendered to us. We valued these shares at $.35 per common share.

On May 17, 2013, we issued 285,714 common shares to Jesse Kleinstein for services rendered to us. We valued these shares at $.35 per common share. On September 1, 2013, we issued 100,000 shares of our common stock to Jesse Kleinstein for services rendered to us. We valued these shares at $.35 per share.

On May 17, 2013, we issued 28,751 common shares Bethany Vose for services rendered to us. We valued these shares at $.35 per common share.

On May 17, 2013, we issued 17,142 common shares to Aero Tech Labs, Inc., a company controlled by Scott Hofman, for rent. We valued these shares at $.35 per common share.

On May 17, 2013, we issued 100,000 common shares to Robert Gorgia for services rendered to us. We valued these shares at $.35 per common share.

On May 17, 2013, we issued 42,857 common shares to Zachary Trimble as a signing bonus for serving as our plant production manager. We valued these shares at $.35 per common share. Zachary Trimble is the adult son of our President and Chief Executive Officer Edgar Ward.

On May 17, 2013, we issued 14,285 of our common shares Domenic Mucciacciaro for services rendered to us. We valued these shares at $.35 per common share.

On May 17, 2013, we issued 14,285 common shares to Daniel Ryan for service rendered to us. We valued these shares at $.35 per common share. On September 4, 2013, we issued 42,857 shares of our common stock to Daniel Ryan for services rendered to us. We valued these shares at $.35 per share.

On May 17, 2013 we issued 25,000 common shares to Royal Palm Consulting Services LLC for services rendered by Joseph Babiak. We valued these shares at $.35 per common share.

On May 17, 2013, we issued 71,428 common shares to Richard Callipari for services rendered. We valued these shares at $.35 per common share.

On May 17, 2013, we issued 30,000 common shares to Tola Sales Group, LLC for services rendered by Daniel Harris. We valued these shares at $.35 per common share.

On May 17, 2013, we issued 14,285 common shares to Clinical Consultant Assistant Inc. for services rendered by Keith Foulis. We valued these shares at $.35 per common share.

On November 1, 2012, we issued 200,000 shares of our common stock to Hamilton & Associates Law Group, P.A. a Florida corporation controlled by Brenda Hamilton, in exchange for legal services rendered to us. On September 4, 2013, we issued 100,000 shares to Hamilton & Associates for legal services rendered to us. We valued these shares at $.35 per share. On November 27, 2013, we issued 9,484 shares of our common stock to Hamilton & Associates Law Group, P.A., in exchange for legal services. We valued these shares at $.35 per share.

On September 1, 2013, we issued 50,000 shares of our common stock to Donna Prestine Henry for services rendered to us. We valued these shares at $.35 per share.

On June 1, 2013, we issued 25,000 shares of our common stock to Nicholas Ward for services rendered to us. We valued these shares at $.35 per share. Nicholas Ward is the adult son of our President and Chief Executive Officer Edgar Ward.

On September 1, 2013, we issued 50,000 shares of our common stock to John Hampton for services rendered to us. We valued these shares at $.35 per share.

On September 3, 2013, we issued 28,571 shares of our common stock to Patrick Kilcooley Jr. for services rendered to us. We valued these shares at $.35 per share.

On December 17, 2013, we issued 7,329 shares of our common to Sherlley Baptiste for Services rendered to us. Ms. Baptiste is an employee at Hamilton & Associates Law Group P.A. We valued these shares at $.35 per share.

Dribble Out Agreements

Between March 30, 2014, and April 7, 2014, we entered into agreements with certain shareholders for the shares of our common stock set forth in the chart below. Under the terms of the agreement, each stockholder agreed to sell an amount of common stock that does not exceed twenty (20%) percent of the preceding months trading volume for buy orders every calendar month as reported by the OTC Markets OTC Link. The agreements expire 12 months after execution.

The chart sets forth the names of each shareholder entering into the foregoing agreements and the number of common shares held.   The chart does not reflect common shares issuable upon conversion of outstanding notes or warrants that are subject to the terms of the lockup agreements.  All outstanding convertible promissory notes and warrants are set forth above under headings “Note Offering”  “Unit & Warrant Offering”

Name	Number of Common Shares Held
Daniel James	727,500
Neil M. Catania	3,403,571
Michael Smyth	727,500
Michael Caputo	1,164,00
Lee White	2,687,475
James Kushner	71,428
Dennis Poland	669,640
James Stuart	71,429
Donald Brennick	878,571
Joseph Repice	71,428
Patrick Kilcooley	71, 428
Patrick Kilcooley	71, 428
James Cawley	142, 856
Paul Paternoster	100,000
Walter Lundon	600,000
Davis Pallan	371,429
Thomas Noble	71,428
Ann Noble	71,428
Barbra Ludwig	727,500
Craig Hetherington(1)	578,571
Hamilton & Associates Law Group, P.A.	200,000
TOTAL	13,407,182

Item 6.    Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors”.

OVERVIEW

NutraFuels, Inc. is the producer of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption.

NutraFuels, Inc was founded as NutraFuels, LLC in 2010. The Company has had increasing revenues, and although not profitable, the Company has progressively added the needed equipment to expand its operations to meet the demand of consumption on a national level.

The Company has continually invested for the long term, adding larger facilities, purchasing necessary equipment, and other application development to expand sales and marketing. Many of our investments have increased our costs on an absolute basis in the near-term. Many of these investments had and will continue to occur in advance of experiencing any immediate near term benefit. We expect that our research, sales and marketing costs will continue to increase as a percentage of revenues in the short-term; however, as we increase our products sales, we will gain from the economies of scale, thereby reducing the costs as a percentage of revenues.

Components of Results of Operations

Revenues

We derive our revenues from sales of our products. We recognize our revenues from the point of sale and shipment. During 2013, NutraFuels has used Core-Mark distribution which has placed orders, and bulk shipments. The distribution network of Core-Mark has increased our productions and sales.

For the year ended December 31, 2013, our revenues were $597,777.  Should we not have sufficient revenues to meet operating costs, we will require additional capital. We have no commitments or assurances that it will ever be successful in obtaining adequate future financing.  We have incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We currently do not have sufficient cash to sustain us for the next twelve months and we will require additional capital to continue as a going concern. In the event that financing does not materialize, we may be unable to pay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

PAYMENTS DUE BY PERIOD (as of Dec 31 2013)

Contractual Obligations	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long Term Debt	567,823	567,823	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	93,934	42,627	51,307	0	0
Purchase Obligations	0	0	0	0	0
Other Long Term Liabilities	0	0	0	0	0
TOTAL	472,764	402,020	70,744	0	0

Pursuant to 303(a)(3)(i):   The significant impact on  revenues from 2012 to 2013 ($126,576 in 2012 and $597,777 in 2013) was a result of refinement of the products,  and the expansion  of the distribution  network.   Part of the increase in revenues was also due to the increase in production, at a higher cost in Selling and Administrative costs (from $312,853 in 2012 to $1,839,866 in 2013), as well as expenditures for equipment and machinery.  Another contributing factor was the increased in the size of the manufacturing facilities, enabling greater production capability.; (ii) Registrant  has experienced and expects an increasing trend in  sales due to  capability  of fulfilling larger orders that will  come from  greater brand acceptance due to  previous and continuing expenditures in marketing .  Registrant does not anticipate any  increase in base cost of  raw materials,  but does expect increased labor cost in  proportion to increase sales orders; (iii) increased sales in 2013 are attributable to  increased volume with  the expansion of the marketing and sales force,  basic products remain at the present five products, however, the company  may expand the product line from  human  consumption to  some variations for animal (pet)consumption.; (iv) inflation has not affected sales; registrant anticipates perhaps lower unit sale cost with  greater revenues and increased cash  flow /sales ratio.

Costs and Expenses

The Cost of Goods primarily consisted of ingredients, shipping, packaging, labels, and bottles.  This accounted for 51% of Cost of Goods Sold, while 45% was related to labor costs within the warehouse.

Advertising and Marketing costs increased as we scaled our operations and continued to build our brand.  Other significant expenses related to stock compensation, which were shares issued for services.  Furthermore, our growing business required more work from legal, accounting, and computer professionals.

The remaining, significant expenses related to our fixed, overhead costs, interest due to investors on our debt securities, and depreciation as it relates to our new equipment and leasehold improvements.

Results of Operations

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Years Ended December 31,
	2013	2012

Revenue	597,777	126,576

Cost of Revenues	346,961	74,827
Gross Profit	250,816	51,749

Operating Expenses:
Advertising and Promotion	274,528	33,175
Administrative Salaries	107,500	92,701
Selling, General, and Administrative	1,839,866	312,853
Depreciation Expense	45,324	768
Total Operating Expenses	2,267,218	439,497

Other Expense
Interest Expense	(66,955)	-

Net Loss	(2,083,359)	(387,748)

Net Loss Per Common Share - Basic and Diluted	(0.11)	(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	18,416,915	15,037,646

LIQUIDITY AND CAPITAL RESOURCES

In addition to revenue, our primary source of cash stems from issuance of equity and debt securities.  We currently have several new investors interested in the company, and while there can be no assurance they will participate in our endeavors, we are optimistic of continued capital investment.

	2013	2012
Net Cash used in Operating Activities	(902,486)	(290,983)

Net cash used in Investing Activities	(239,009)	(81,365)

Net provided by Financing Activities	1,060,000	495,000

Operating

During 2013, our operations grew significantly, resulting in increased outflows of cash.  Our primary expenses were related to our warehouse and office’s overhead costs, payments for labor, purchase of inventory, and increased use of professional services.

Investing

The primary source of our investing expenses related to purchases of equipment and leasehold improvements.  Since moving into our new warehouse space, we’ve updated the headquarters with state of the art equipment and an improved industrial design to facilitate more efficient operations.

Financing

Our cash inflows from financing were related to the issuance of debt and equity securities.  In regards to our notes outstanding, with the exception of $95,000, all debt securities are able to be converted to equity shares.  Additionally, select investors are also issued warrants as incentive for investment.

SIGNIFICANT ACCOUNTING POLICIES

We report revenues and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumption in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

INCOME TAXES

We account for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification Topic 820, “Disclosures About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities, which are deemed to be financial instruments. Our financial instruments consist primarily of cash.

PER SHARE INFORMATION

We compute net loss per share accordance with FASB ASC 205 “Earnings per Share”. FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

STOCK OPTION GRANTS

We have not granted any stock options to our officers and directors since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for nutritional and dietary supplement companies.

We lease an aggregate of 6,400 square feet of office and warehouse space at 6601 Lyons Rd. L-6&7 with base rent at $5,300 per month from Lyons Corporate Park for our executive offices and manufacturing facility. Approximately 5,800 square feet is used for manufacturing and distribution. The lease term expires on January 16, 2016. We believe our facilities are suitable for our present needs.

We do not currently rent any property. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

NutraFuels, Inc.

Coconut Creek, Florida

We have audited the accompanying balance sheets of NutraFuels, Inc. (the “Company”), as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NutraFuels, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has deficits in cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE BAILEY, LLP

www.malonebailey.com

Houston, Texas

May 5, 2014

NutraFuels, Inc
Balance Sheets
ASSETS
	December 31, 2013	December 31, 2012
Current Assets
Cash	$ 63,255	144,750
Accounts Receivable	10,068	2,209
Subscription Receivable	25,000	-
Inventory	274,925	21,333
Total Current Assets	373,247	168,292

Property, Plant and Equipment, net
of accumulated depreciation of $46,092 and $768, respectively	274,282	80,597
TOTAL ASSETS	$ 647,529	$ 248,889

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 109,707	$ 51,771
Accrued Liabilities	41,099	4,222
Convertible Debt	262,823	200,000
Convertible Note Payable - Related Party	210,000	160,000
Notes Payable – Related Party	95,000	-
Total Current Liabilities	718,629	415,993

Shareholders' Deficit
Preferred Stock: par value .0001; Authorized 10,000; issued
and outstanding 1,000 and 1,000, respectively	-	-
Common Stock: par value .0001; Authorized 500,000,000; issued
and outstanding 21,238,408 and 15,485,715, respectively	2,124	1,549
Additional Paid-In Capital	2,707,549	528,761
Retained Deficit	(2,780,773)	(697,414)
Shareholders’ Deficit	(71,100)	(167,104)
Total Liabilities and Shareholders’ Deficit	$ 647,529	$ 248,889

The accompanying notes are an integral part of these audited financial statements.

NutraFuels, Inc.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Revenue	$ 597,777	$ 126,576

Cost of Revenues	346,961	74,827
Gross Profit	250,816	51,749

Operating Expenses:
Advertising and Promotion	274,528	33,175
Administrative Salaries	107,500	92,701
Selling, General, and Administrative	1,839,866	312,853
Depreciation Expense	45,324	768
Total Operating Expenses	2,267,218	439,497

Loss from Operations	(2,016,402)	(387,748)

Interest Expense	(66,955)	-

Net Loss	$ (2,083,359)	$ (387,748)

Net Loss Per Common Share - Basic and Diluted	(0.11)	(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	18,416,915	15,037,646

The accompanying notes are an integral part of these audited financial statements.

NutraFuels, Inc.

STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock			Preferred Stock	Members'	Additional Paid In	Accumulated	Stockholders'
	Shares	Par	Shares	Par	Capital	Capital	Deficit	Deficit

Balances at December 31, 2011					$ 300,310		$ (309,666)	$ (9,356)
Capital Contributions					60,000			60,000
Common Stock issued for
members' capital	15,000,000	$ 1,500			(360,310)	358,810
Shares issued for services	200,000	20				69,980		70,000
Shares issued for cash	285,715	29				99,971		100,000
Preferred Shares Issued			1,000
Capital Distribution
Net Loss							(387,748)	(387,748)

Balances at December 31, 2012	15,485,715	1,549	1,000	$ -	$ -	528,761	(697,414)	(167,104)
Shares issued for cash	1,407,138	140				639,860		640,000
Shares issued for services	3,666,984	367				1,277,193		1,277,560
Shares issued for the conversion of debt	428,571	43				149,957		150,000
Shares issued for the issuance of debt	250,000	25				38,561		38,586
Warrants issued for the issuance of debt						73,217		73,217
Net Loss							(2,083,359)	(2,083,359)
Balances at December 31, 2013
	21,238,408	$ 2,214	1,000	$ -	$ -	$ 2,707,549	$ (2,780,773)	(71,100)

The accompanying notes are an integral part of these audited financial statements.

NutraFuels, Inc.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net Loss	$ (2,083,359)	$ (387,748)
Adjustments to reconcile net loss
to net cash provided by operations:
Stock Compensation	1,277,560	70,000
Depreciation	45,324	768
Bad Debt Expense	127,321	-
Amortization of Debt Discount	24,626	-
Changes in operating assets and liabilities:
Accounts Receivable	(135,180)	(520)
Inventory	(253,592)	(21,333)
Other Current Assets	-	700
Accrued Expenses	36,877	4,222
Accounts Payable	57,937	42,928
Net Cash used in Operating Activities	(902,486)	(290,983)
INVESTING ACTIVITIES
Purchase of fixed assets	(239,009)	(81,365)

FINANCING ACTIVITIES
Common stock issued for cash	615,000	100,000
Capital Contributions	-	60,000
Borrowings on Debt	300,000	175,000
Borrowings on Debt - Related Party	455,000	160,000
Payments - Related Party	(310,000)	-
Net provided by Financing Activities	1,060,000	495,000

Net Cash Increase (Decrease) for the Period	(81,495)	122,652
Cash at beginning of period	144,750	22,098
Cash at end of period	$ 63,255	$ 144,750
Noncash financing and investing activities:
Exchange of members' capital for common shares	-	360,310
Shares issued for Conversion of Debt	150,000	-
Shares issued for subscription receivable	25,000	-
Discount from warrants and stock issued with debt	111,803	-

The accompanying notes are an integral part of these audited financial statements.

NOTES TO FINANCIAL STATEMENTS:

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

NutraFuels, Inc. (the “Company”) was incorporated in Florida as a limited liability company on April 10, 2010 and converted to a regular corporation on December 3, 2012.  NutraFuels is the producer of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption.

Basis of presentation

The financial statements have been prepared by NutraFuels, Inc. in accordance with accounting principles generally accepted in the United States. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents – Cash equivalents are highly liquid investments with an original maturity of three months or less.

Revenue recognition – The Company’s financial statements are prepared under the accrual method of accounting. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the product is ordered and subsequently shipped.

Inventories – Inventories are stated at cost utilizing the weighted average method of valuation and consist of raw materials and finished goods.

Allowance for doubtful accounts – We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers.

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 7 to 13 years.

Impairment of long-lived assets – The Company will review the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized.

An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.   As of December 31, 2012 and 2013, the firm has not had to recognize an impairment loss.

Research and development – Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended December 31, 2012 and 2013, $20,826 and $2,155, respectively, were expensed as research and development costs.

Income taxes – Prior to  December 3, 2012, the firm  was structured as an  LLC and all  the losses were allocated to the Member. Since conversion, the Corporation has operating losses, which are a carry forward against any income tax liability.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Basic and diluted net loss per share – Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is determined by dividing the net loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of the outstanding awards for the years ended December 31, 2013 and 2012 was -0- shares.

Stock based compensation – We account for stock based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2012 stock-based compensation expense will be recognized on a straight-line basis over the requisite service period.  Until such  time as a public market exists for the shares; or until  such  time as a reasonable price can  be determined,  the valuation  will be determined with reference to contemporaneous sales of stock for cash or  the value of service rendered.

Financial instruments – The carrying amount of our financial instruments, consisting of cash equivalents, short-term investments, account and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. The carrying amount of our long-term debt approximates fair value since the stated rate of interest approximates a market rate of interest.

Concentrations

During 2013, the Company received approximately 23%, 36% and 14% of its revenues, respectively, from three separate customers.  During 2012, approximately 68% of revenue was concentrated among three customers.

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $387,748 and $2,083,359 during 2012 and 2013, respectively. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31,

	2013	2012
Beginning balance	80,597	-
Additions: Equipment	148,588	77,454
Additions: Leasehold Improvements	90,421	3,911-
Depreciation	(45,323)	(768)
Ending Balance	274,282	80,597

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On November 15, 2012, we entered into a convertible note agreement with a third party with a principal amount of $150,000. The note was originally convertible at the most recent price we offered or sold common stock in an offering registered with the Securities and Exchange Commission. During September 2013, the note was modified to establish a set conversion price of $0.35 per share.  On September 12, 2013, the lender converted the amounts outstanding into an aggregate of 428,571 common shares.

On November 15, 2012, we entered into a convertible note agreement with a third party with a principal amount of $50,000. The note bears interest at the rate of 10% and is due on November 15, 2014.  The note was originally convertible at the most recent price we offered or sold common stock in an offering registered with the Securities and Exchange Commission. During September 2013, the note was modified to establish a set conversion price of $1.00 per share.

On June 7, 2013, we entered into a convertible note with a third party in the principal amount of $100,000 which bears interest at the rate of 10% per annum. The note had originally had a due date of June 1, 2014 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. On September 7, 2013, the note was amended to allow the amounts outstanding to be converted into our common stock at the price of $1.00 per share. The note is due on June 1, 2014. As of December 31, 2013, the note had $100,000 of principal outstanding.

Because no registered offering of our common stock has occurred, the two notes described above did not have an effective conversion feature before the modification occurred and thus derivative treatment was not determined.  Additionally, there was no beneficial conversion feature associated with the notes prior to their modification.  We evaluated the modification using the criteria set forth in ASC Topic 470-50, Debt – Modifications and Extinguishments and we determined that the modification was an extinguishment because there was a substantial modification of terms.  However, we did not experience a gain or loss on extinguishment because the fair value of the extinguished notes was the same as the fair value of the modified notes.  There was no beneficial conversion feature associated with either of the modified notes because the conversion price equaled or exceeded the cash sales prices of common stock ($0.35 per share) that had occurred before the modification.

We evaluated the conversion features embedded in the modified notes payable for derivative accounting in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own stock and concluded that the conversion features meet the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable.

On August 26, 2013, we entered into a note agreement with a third party with a principal amount of $200,000. The note bears interest at the rate of 15% per annum and is due on August 26, 2014. Under the terms of the note, the lender received 250,000 common shares and 500,000 common stock purchase warrants. The warrants are exercisable at the price of $.75 per share at any time prior to August 26, 2015.

We evaluated the warrants for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s own stock. We concluded that the warrants meet the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable for the warrants.  Accordingly, we allocated the proceeds from the transaction to the debt, stock, and warrants based on their relative fair value.  We determined the fair value of the warrants using a Black-Sholes option pricing model with the following inputs:

Risk-free interest rate	0.36%
Dividend yield	0%
Volatility factor	297.25%
Expected life (years)	2

The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have a trading history from which to determine historical volatility.

The fair value of the investment was allocated among the notes, common stock, and warrant as follows:

Relative fair value of warrants	$73,217
Relative fair value of stock	38,586
Relative fair value of note payable	88,197

Because the effective conversion price exceeded the price for recent sales of common stock, there was no beneficial conversion feature associated with this note.

The relative fair value of the warrants and stock were recorded as a discount to the notes. These discounts, totaling $111,803, will be amortized and charged to interest expense over the life of the note using the effective interest rate method. As of December 31, 2013, $24,626 of the discount had been amortized. The effective interest rate on the notes, including the discount, is 75%.

The following table summarizes convertible debt as of December 31,

	2013	2012
Beginning balance	$150,000	$-
Debt proceeds	300,000	150,000
Discount	(111,803)	-
Amortization of discount	24,626	-
Conversions	(150,000)	-
Ending balance	262,823	150,000

NOTE 6 – NOTES PAYABLE - RELATED PARTY

As of December 31, 2013, the Company is indebted to Neil Catania, vice president, for $305,000.  From time to time, Mr. Catania has advanced funds to the Company with no formal note agreement.  During 2013, Mr. Catania advanced $405,000 to the Company and the Company repaid $310,000, resulting a net balance due to him of $95,000.  The remaining $210,000 relates to two convertible notes payable, which are described below.

On November 15, 2012, the Company borrowed $135,000 under a convertible note agreement  with Neil Catania, vice president. Under the original terms of the note, it was convertible at the most recent price of shares sold in an offering registered with SEC. The note bears interest at 10% and is due on November 15, 2014.  As of December 31, 2012, $160,000 in principal was outstanding. During September 2013, the note was modified to establish a set conversion price of $1.00 per share. Because no registered offering of our common stock has occurred, the notes did not have an effective conversion feature before the modification occurred and thus derivative treatment could not be determined.  Additionally, there was no beneficial conversion feature associated with the notes prior to their modification.

We evaluated the modification using the criteria set forth in ASC Topic 470-50, Debt – Modifications and Extinguishments and we determined that the modification was an extinguishment because there was a substantial modification of terms.  However, we did not experience a gain or loss on extinguishment because the fair value of the extinguished note was the same as the fair value of the modified note.  There was no beneficial conversion feature associated with the modified note because the conversion price equaled or exceeded the cash sales prices of common stock ($.35 per share) that had occurred before the modification.

On February 15, 2013 Mr. Catania lent the Company an additional $50,000.  The note is convertible into common stock at a price of $1.00 per share.  The note bears interest at 10% and is due on May 15, 2014.  The conversion feature was not beneficial at the time of issuance because the conversion price equaled or exceeded the cash sales prices of common stock ($.35 per share) that had occurred before the modification.

We evaluated the conversion features embedded in the modified November Note and the February Note for derivative accounting in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own stock and concluded that the conversion features meet the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has an operating lease commitment for office space with Lyons Corporate Park, LLLP, Coconut Creek Florida.  The lease began on December 18, 2012 and will expire in February 2016.

The minimum lease payments required for the term of the lease are as follows:

12/31/14	12/31/15	12/31/16
$42,627	$43,947	$7,360

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, liquidity, or results of operations.

NOTE 8 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2013 and 2012, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $765,000 at December 31, 2013, and will begin to expire in the year 2032.

The Company had deferred income tax assets as of December 31, 2013, and 2012 as follows:

	12/31/2013	12/31/2012
Loss Carryforwards	260,000	12,000
Less - Valuation Allowance	(260,000)	(12,000)
Total Net Deferred Tax Assets	-	-

NOTE 9 – SHAREHOLDERS’ EQUITY

On November 27, 2012, the Company changed its legal business form from an LLC to a corporation. During 2012, prior to the recapitalization, the Company had received $60,000 in capital proceeds.  The Company issued 15,000,000 common shares to recapitalize the contributions received from 2010 through 2012.

In November 2012, 200,000 common shares valued at $70,000 were issued for legal services.

In December 2012, 285,715 common shares were issued for proceeds of $100,000.

On December 3, 2012, the Company issued 1,000 preferred shares to its CEO and original majority shareholder in exchange for services rendered. Each preferred share has voting rights equal to 500,000 common shares. The shares are not convertible, not liquidating, and do not have dividends. They have a liquidation value of $ 1.00 per share based upon the redemption value.

During the year ended December 31, 2013, 1,407,138 shares were sold for cash of $640,000, which included  cash proceeds of $615,000 and a subscription receivable for $25,000, which was received in January 2014.

Additionally, 3,666,984 shares were issued for services.  These service-related shares were also valued at $0.35 per share or $1.00, based on the cash price of stock sold prior to making the grants.

In June 2013, a noteholder converted his $150,000 note into 428,571 shares (See Note 5).

Another 250,000 shares were issued to a lender, along with warrants to purchase 500,000 shares of common stock at $0.75 per share.  This equity was received as part of his $290,000 convertible note in August 2013 (See Note 5).  Adjustments to common stock and additional paid in capital are reflected via a debt discount totaling $111,803.

NOTE 10 - SUBSEQUENT EVENTS

During January 2014, the Company received $25,000 in cash from an investor with respect to the Subscription Receivable due at year end.

During February 2014, an investor loaned the Company $50,000.  The loan is due by May 1, 2014 and a payment of $25,000 was made during April 2014,The investor received 50,000 shares of common stock in conjunction with the loan.  The proceeds were allocated using relative fair value to the stock and  loan  as follows:

Relative fair value of stock	$25,000
Relative fair value of note payable	$25,000

The discount on the note, $25,000, will be recognized as additional interest over the life of the note.

On March 26, 2014, the Company borrowed $290,000 under a convertible note agreement with an investor.  The note bears an interest rate of 10% and matures on March 26, 2015.  The investor received warrants to purchase 500,000 shares of common stock at $0.50 per share with a two year exercise term.

We evaluated the warrants for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s own stock. We concluded that the warrants meet the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable for the warrants.  Accordingly, we allocated the proceeds from the transaction to the debt, stock, and warrants based on their relative fair value.  We determined the fair value of the warrants using a Black-Sholes option pricing model with the following inputs:

Risk-free interest rate	0.45%
Dividend yield	-%
Volatility factor	145%
Expected life (years)	2

The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have a trading history from which to determine historical volatility.

The fair value of the investment was allocated between the note and warrant as follows:

Relative fair value of warrants	167,477
Relative fair value of note payable	$ 122,553

Because the price for recent sales of common stock exceeded the effective conversion price, we also recognized a beneficial conversion feature of $122,553.  The total discount on the note, $290,000, will be recognized as additional interest over the life of the note.

During April 2014, an investor purchased 500,000 shares of common stock for $1.00 per share.  The investor also received warrants to purchase 500,000 shares of common stock at $0.50 per share.  The warrants have a one-year term.

During January 2014, we were granted a license to market nutritional supplements under the TapouT XT name to retail locations worldwide. Under the license agreement, we are required to pay a royalty fee to Nutra Evolution of 12.5% of net sales. The agreement provides us with an initial test period of four years, until January 31, 2018, to distribute the product. We paid $85,000 in conjunction with the license. At the expiration of this four year period, we may extend the license for three (3) consecutive three (3) year terms. We are required to pay minimum royalties of $400,000 during the first contract year; $750,000 during the second contract year and $1,000,000 each year thereafter.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our auditor regarding accounting and financial disclosure.

Our financial statements as of and for the year ended December 31, 2013 and 2012, respectively included in this report have been audited by Malone Bailey, LLP as set forth in this Report on Form 10-K.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2013, the Company’s internal controls over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2013, the Company determined that the following items constituted a material weakness:

●          The Company does not have an independent audit committee in place, which would provide oversight of the

             Company’s officers, operations and financial reporting function;

●          The Company’s accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties; and

●          The Company does not have effective controls over period end financial disclosure and reporting processes.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The board of directors elects our executive officers annually. A majority vote of the directors who are in office are required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Edgar Ward	42	Chief Executive Officer, President, Director

Neil Catania	51	Vice President

Edgar Ward, Chief Executive Officer, President And Director

From April 1, 2010 to present, Edgar Ward has served as our chief executive officer, president and director. From January 1, 2008, until June 30, 2010, Mr. Ward was CEO at SkyRockit Records.

Mr. Ward’s services to us include day to day operations of our manufacturing facility and management of our company.

As our chief executive officer, president and director Mr. Ward brings his experience in managing our day to day operations.

Neil Catania, Vice President

Neil Catania became our vice president on November 20, 2012. From May 2004 until Present, Neil Catania has been the chief executive officer of MND LLC, a financial services company located in New York.

Mr. Catania’s services to us include assisting Mr. Ward with our day to day operations. Neil Catania holds Series 7, Series 63, Series 24 and Series 55 licenses from the Financial Industry Regulatory Authority (“FINRA”).

As our Vice-President Mr. Catania brings his experience in financial services and executive management to our day to day operations.

Family Relationships and Other Matters

Nicholas Ward, the holder of 25,000 shares and Zachary Trimble the holder of 42,857 common shares are the adult sons of our chief executive officer and sole director, Edgar Ward. Apart from these relationships, there are no family relationships between our shareholders and officers and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; and/or

●	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Corporate Governance

We have one member of our board of directors, Edgar Ward who is also our chief executive officer, and president majority shareholder.

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Our sole Director has determined that he is not “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of the determining independence, as the OTC Bulletin Board does not provide such a definition. Therefore, our sole director is not independent.

Item 11.     Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2012 and 2013.

Name	Position	Year	Salary	Bonus/ Stock Awards	Option	Non-equity incentive plan compensation	Non-qualified deferred compensation	All other Compensation	Total

Edgar Ward(1)	Chief Executive Officer President, Director	2013	107,500	0	0	$ 600,000(1)	0	0	$ 107,500
		2012	$ 82,949	0	0	$ 1,000(2)	0	0	$ 83,949

Neil	Vice	2013	0		0	$ 272,300(3)	0	0	0
Catania(3)	President,	2012	0		0	0	0	0	0

 (1) This amount reflects 714,285 common shares we issued November 26, 2012, and 1,000,000 common shares we issued on September 3, 2013, which we valued at $.35 per share.

(2)  On November 26, 2012, we issued 1,000 shares of our nonconvertible Series A Preferred Stock to Edgar Ward for services rendered to us. We valued the Series A Preferred Shares at $1.00 per share or an aggregate of $1,000. (3) (3) This amount reflects 428,571 common shares issued on May 17, 2013 and 350,000 common issued on September 3, 2013, which we valued at $.35 per share.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2012

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Edgar Ward	0	0	0	0	0	0	0	0	0

Neil Catania	0	0	0	0	0	0	0	0	0

Directors Compensation

Edgar Ward is our sole director. Our directors are not compensated for their service as directors.

Narrative disclosure to summary compensation and option tables

We do not have written employment agreements with our officers and directors.

We paid our chief executive officer and president Edgar Ward $107,500 and $82,949 for the years ending December 31, 2013, and 2012, respectively. We based Mr. Ward’s salary and stock bonuses upon the hours committed, his experience and the level of skill required to perform services rendered.  Until November 20, 2012, Mr. Ward was our sole officer and director.

On November 26, 2012, 100% of the holders of our membership interests approved our conversion from Florida limited liability company to a Florida corporation. In connection with the foregoing, 100% of the membership interest holders approved our Articles of Incorporation and the Certificate of Designation of our Series A preferred stock. The Certificate of Designation:  (i) established 1,000 of the 10,000 authorized shares of preferred stock as the Series A Preferred Stock; (ii) granted the 1,000 shares of our Series A Preferred Stock to our sole director and Chief Executive Officer, Edgar Ward.

On May 5, 2013, we issued 714,285 shares and on September 3, 2013, we issued 1,000,000 shares to Edgar Ward for services which we valued at $.35 per share. On November 26, 2012, we issued 1000 shares of our non-convertible Series A Preferred Shares to Mr. Ward. We valued the Series A Preferred Shares issued to Mr. Ward at $1.00 per share or an aggregate of $1,000. Prior to the issuance of the Series A Preferred Shares to Mr. Ward, he controlled 60% of our voting power and after the issuance he controlled 97% of the voting power.  Mr. Ward presently controls 97% of our voting power. As such, both before and after the issuance to Mr. Ward he had the ability to determine the outcome of all matters submitted to a vote of our shareholders.

There are no agreement that require Edgar Ward, our Chief Executive Officer and Sole Director or Neil Catania, our Vice President to continue to provide services to us as our officers and directors.

On May 17, 2013, we issued 428,571 common shares and on September 3, 2013, we issued an additional 350,000 common shares to Neil Catania which we valued at $.35 per share, for services rendered.

Neil Catania was appointed as our vice-president on November 20, 2012. Mr. Catania received no compensation during 2012.

Our board of directors determines the compensation paid to our executive officers based upon the years of service to us, whether services are provided on a full time basis and the experience and level of skill required.

We may award our officers and directors shares of common stock as non-cash compensation as determined by the board of directors from time to time. The board will base its decision to grant Common Stock as compensation on the level of skill required to perform the services rendered and time committed to providing services to us.

At no time during the last fiscal year with respect to any person listed in the Table above was there:

●

any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any option or equity grant;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners and Managements

The following tables set forth the ownership, as of the date of December 31, 2013, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is 6601 Lyons Road, L 6 Coconut Creek, FL 33073.

Title of Class	Position	Amount Beneficial Ownership(1)	Direct Ownership	Indirect Ownership	Percent of Class

COMMON	Edgar Ward (2) Chief Executive Officer Director	6,321,385	6,321,385	0		30.14%
COMMON	Neil Catania (3) Vice-President	3,403,571	3,403,571	0		16.22%
COMMON	Mike Caputo (4)	1,164,000	1,164,000	0		5.5%
COMMON	Lee White (5)	2,687,475	2,687,475	0		12.8%
COMMON	Craig Hetherington(6)	2,168,571	2,168,571	0		10.2%
COMMON	All officers and directors as a Group (2 persons)	9,724,956	9,724,956	0		46.36%
SERIES A PREFERRED SHARES	Edgar Ward (2) Chief Executive Officer Director	1,000	1,000	0		100%
SERIES A PREFERRED SHARES	Neil Catania Vice-President	0	0	0		0%
SERIES A PREFERRED SHARES	All officers and directors as a Group (2 persons)	1000	1000	0	100%	100%

(1)	This table is based upon information derived from our stock records. Applicable percentages are based upon 21,252,114 shares of common stock outstanding as of December 31, 2013.

(2)

On November 26, 2012, we issued 4,607,100 shares of our common stock to Edgar Ward in exchange for membership interests when we converted from a Florida limited liability company to a Florida corporation. On May 17, 2013, we issued 714,285 shares and on September 3, 2013, we issued 1,000,000 shares to Edgar Ward for services rendered which we valued at $.35 per share. On November 26, 2012, we issued 1000 shares of our non-convertible Series A Preferred Shares to Mr. Ward which entitle him to 500,000 votes per share or an aggregate of 500,000,000 on all matters submitted to our common stockholders. We valued the 1,000 Series A shares at $1.00 per share or an aggregate of $1,000.  As a result of Mr. Ward’s ownership of 6,321,385 common shares and 1000 Series A preferred shares he holds an aggregate of 506,321,385 votes  representing 97% of the votes on all matters submitted  to a vote of our stockholders.

(3)

On August 13, 2010, we sold 5% of our membership interests and on October 18, 2010, we sold 11.5% membership interests to Neil Catania in exchange for payment of $65,000. On November 26, 2012, Mr. Catania exchanged his 16.5% membership interests for 2,625,000 of our common shares when we converted from a limited liability company to a corporation. On May 17, 2013, we issued 428,571 shares and on September 3, 2013, we issued an additional 350,000 common shares to Neil Catania which we valued at $.35 per share, for services rendered from January 1, 2013 through June 30, 2013. On November 15, 2012, we entered into a note agreement with Neil Catania with a principal amount of $160,000. The note bears interest at the rate of 10% per annum. The note is due on November 15, 2014. This amount is convertible into our common shares at the price of $1.00 per share. On February 15, 2013, we entered into a note agreement with Neil Catania with a principal amount of $50,000. The note bears interest at the rate of 10% per annum. The note is due on May 15, 2014. The note is convertible into our common shares at the price of $1.00 per share. The sums reflected in the chart above for Mr. Catania do not include common shares issuable upon conversion of notes held by Mr. Catania.

(4)	On November 26, 2012, Mike Caputo received 1,164,000 of our common shares in exchange for membership interests when we converted from a Florida limited liability company to a Florida corporation.

(5)

On November 26, 2012, Lee White received 2,687,475 of our common shares in exchange for outstanding membership interests when we converted from a Florida limited liability company to a Florida corporation.

(6)

The amount held by Craig Hetherington includes (i) 100,000 shares issuable upon conversion of a June 7, 2013, convertible note in the principal amount of $100,000; (ii) 200,000 shares issuable upon conversion of an August 26, 2013, note agreement (iii) 250,000 common shares issued pursuant to the August 26, 2013, note agreement; (iv) 500,000 common stock purchase warrants issued pursuant to the August 26, 2013, note agreement; (v) 142,857 common shares issued to Craig Hetherington on January 17, 2013, in exchange for $50,000; and 185,714 common shares issued to Craig Hetherington on May 17, 2013, in exchange for $50,000; (vi) 290,000 common shares issuable upon conversion of a convertible note agreement dated March 26, 2014 (vii) 500,000 shares issuable upon conversion of warrants pursuant to the March 26, 2014 note agreement. On March 26, 2014, we entered into a convertible note with Craig Hetherington in the principal amount of $290,000 which bears interest at the rate of 10% per annum. At the option of Mr. Hetherington, the outstanding principal and interest due under the note may be converted into shares of our common stock at the price of $1.00 per share. The note is due on June 1, 2014. Upon delivery of the principal amount of $290,000 Mr. Hetherington received warrants to purchase up to 500,000 shares of fifty cents ($.50) per share.  The warrants may be exercised at any time prior to March 26, 2016.

The information above derived from our stock records. Unless otherwise indicated in the footnotes to this table are subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Loan from officers and stockholders

On November 20, 2012, we entered into a note agreement with Neil Catania with a principal amount of $160,000, bearing interest at the rate of 10% per annum. The note had originally had a due date of November 15, 2013 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. On February 15, 2013, we entered into a note agreement with Neil Catania with a principal amount of $50,000. The note bears interest at the rate of 10% per annum. The note had originally had a due date of November 15, 2014 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. On September 7, 2013, the notes were amended to (i) extend the repayment date to November 15, 2014 and May 15, 2014, respectively and allow the amounts outstanding to be converted into our common stock at the price of $1.00 per share and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. As of December 31, 2013, the notes had $230,370 of principal outstanding.

On November 15, 2012, we entered into a convertible note with Mike Smyth with an aggregate principal and interest outstanding of $50,000 which bears interest at the rate of 10% per annum. The note had originally had a due date of November 15, 2013 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission.     On September 7, 2013, the note was amended to (i) extend the repayment date to November 15, 2014 and allow the amounts outstanding to be converted into our common stock at the price of $1.00 per share. As of December 31 2013, the note had $55,000 of principal and interest outstanding.

On November 15, 2012, we entered into a convertible note agreement with Donald Brennick with a principal amount of $150,000. The note was originally convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. On September 12, 2013, Mr. Brennick converted the amounts outstanding into an aggregate of 428,571 shares of our common stock.

On June 7, 2013, we entered into a convertible note with Craig Hetherington in the principal amount of $100,000 which bears interest at the rate of 10% per annum. At the option of Mr. Hetherington, the outstanding principal and interest due under the note may be converted into shares of our common stock at the price of $1.00 per share. The note had originally had a due date of June 1, 2014 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission. On September 7, 2013, the note was amended to allow the amounts outstanding to be converted into our common stock at the price of $1.00 per share. The note is due on June 1, 2014. As of December 31, 2013, the note had $105,761 of principal and interest outstanding.

On August 26, 2013, we entered into a note agreement with Craig Hetherington with a principal amount of $200,000. The note bears interest at the rate of 15% per annum and is due on August 26, 2014. Under the terms of the note, Mr. Hetherington received 250,000 common shares and 500,000 common stock purchase warrants. The warrants are exercisable at the price of $.75 per share at any time prior to August 26, 2015. As of December 31, 2013, the note had $210,438 of principal outstanding.

On March 26, 2014, we entered into a convertible note with Craig Hetherington in the principal amount of $290,327 which bears interest at the rate of 10% per annum. At the option of Mr. Hetherington, the outstanding principal and interest due under the note may be converted into shares of our common stock at the price of $1.00 per share. The note is due on June 1, 2014. As of March 31, 2014, the note had $290,397 of principal and interest outstanding.  Upon delivery of the principal amount of $290,000 Mr. Hetherington received warrants to purchase up to 500,000 shares of fifty cents ($.50) per share.  The warrants may be exercised at any time prior to March 26, 2016.

On February 24, 2104, we entered into an interest free non-convertible note agreement in the amount of $50,000 with Dennis Poland. We issued 50,000 shares of our common stock to Mr. Poland and must repay the principal amount of $50,000 on or prior to May 1, 2014.

Securities issued to officers and directors at December 31, 2013.

On November 26, 2012, we issued 4,607,100 shares of our common stock to Edgar Ward in exchange for membership interests when we converted from a Florida limited liability company to a Florida corporation. On May 5, 2013, we issued 714,285 shares and on September 3, 2013, we issued 1,000,000 shares to Edgar Ward for services which we valued at $.35 per share. On November 26, 2012, we issued 1000 shares of our non-convertible Series A Preferred Shares to Mr. Ward which entitle him to 500,000 votes per share on all matters submitted to our common stockholders. We valued the Series A Preferred shares at $1.00 per share or an aggregate of $1,000.

On August 13, 2010, we sold 5% of our membership interests and on October 18, 2010, we sold 11.5% membership interests to Neil Catania in exchange for payment of $65,000. On November 26, 2012, Mr. Catania exchanged his 16.5% membership interests for 2,625,000 of our common shares when we converted from a limited liability company to a corporation. On May 17, 2013, we issued 428,571 common shares and on September 3, 2013, we issued an additional 350,000 common shares to Neil Catania which we valued at $.35 per share, for services.

Preferred Stock Issuances At December 31, 2013

On November 26, 2012, we issued 1,000 shares of our non-convertible Series A Preferred Shares to Edgar Ward. We valued these shares at an aggregate of $1,000.

Corporate Governance and Director Independence

Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Our Sole Director has determined that he is not “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of the determining independence, as the OTC Bulletin Board does not provide such a definition. Therefore, our sole director is not independent.

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.     Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and December 31, 2012, we were billed approximately $16,750 and $14,000 respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2013 and December 31, 2012.

Tax Fees

None

All Other Fees

None

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No. Description

3.1 Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (1)

3.2 Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (1)

3.3 Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (1)

3.4 Certificate of Designation of Series A Preferred Shares (1)

3.5 Bylaws of Nutrafuels, Inc (1)

4.1 Form of Convertible Note and Warrant. (1)

4.2 Form of Subscription Agreement (1)

4.3 Form of Convertible Note (1)

10.1. Agreement between Nutra Evolution LLC and NutraFuels Inc (1)

10.2. Agreement between AMS Health Services LLC and NutraFuels Inc. (1)

10.3. February 12, 2012 Agreement between NutraFuels, Inc. and Neil Catania (2)

10.4. November 12, 1012 Agreement between Nutafuels, Inc. and Neil Catania (2)

10.5. November 15, 2012 Agreement between Nutafuels, Inc. and Mike Smyth (2)

10.6. November 15, 2012 Agreement between Nutafuels, Inc. and Donald Brennick (2)

10.7. June 7, 2013 Agreement between Nutrafuels, Inc. and Craig Hetherington (2)

10.8. August 26, 2013 Agreement between Nutafuels, Inc. and Craig Hetherington (2)

10.9. Form of Purchase Order Alpine (3)

10.10. Core-Mark Vendor Program Agreement (3)

10.11. Form of Invoice (3)

10.12 Note Agreement Dennis Poland (4)

10.13 Unit Subscription Agreement with William J. Ferri(4)

10.14 Amendment to Tapout Agreement dated January 29, 2014 (4)

23.1 Consent of Malone Bailey, LLP (4)

(1) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 26, 2013.

(2) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange

Commission on October 31, 2013.

(3) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange

Commission on December 5, 2013.

(4) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2014

NutraFuels, Inc.

  /s/ Edgar Ward

Name: Edgar Ward

Position: Chief Executive Officer

Principal Executive Officer
Chief Financial Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Edgar Ward

Chief Executive Officer & Director

May 5, 2014