Form 10-K/A
period 2013-12-31
NUTRAFUELS INC
filed 2014-05-09
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendement No. 1

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

EXPLANATORY NOTE

NutraFuels, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013,  filed with the  Securities & Exchange Commission on May 5, 2014, to provide its Form10-K formatted in XBRL (Extensible Business Reporting Language). Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

Table of Contents

PART I PAGE
Item 1. Business 5

Item 1A. Risk Factors 13

Item 2. Properties 13

Item 3. Legal Proceedings 13

Item 4. Mine Safety Disclosures 14

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters 14

Item 6. Selected Financial Date 22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation 23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk 27

Item 8. Financial Statements and Supplementary Data 27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 40

Item 9A. Controls and Procedures 40

PART III

Item 10. Directors, Executive Officers and Corporate Governance 41

Item 11. Executive Compensation 43

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 45

Item 13. Certain Relationships and Related Transactions, and Director Independence 48

Item 14. Principal Accounting Fees and Services 50

PART IV

Item 15. Exhibits, Financial Statement Schedules 51
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

10.11. Form of Invoice (3)

10.12 Note Agreement Dennis Poland (4)

10.13 Unit Subscription Agreement with William J. Ferri(4)

10.14 Amendment to Tapout Agreement dated January 29, 2014 (4)

31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

(1) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 26, 2013.

(2) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange

Commission on October 31, 2013.

(3) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange

Commission on December 5, 2013
(4) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2014

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

May 9, 2014