Form 10-Q
period 2014-03-31
NUTRAFUELS INC
filed 2014-05-15
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Ended March 31, 2014

Commission File Number: 333-191407

NutraFuels, Inc.
(Exact name of registrant as specified in its charter)

Florida	46-1482900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Edgar Ward
6601 Lyons Road
L 6 Coconut Creek, FL 33073
(Address of principal executive offices)(Zip Code)

Telephone 888-509-8901
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 15, 2014, the registrant had 21,802,114 shares of its common stock outstanding.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

NutraFuels, Inc

BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$104,872	$63,255
Accounts Receivable	10,948	10,068
Subscription Receivable	—	25,000
Inventory	297,190	274,925
Total Current Assets	413,010	373,247

Property, Plant and Equipment, net of accumulated
depreciation of $59,129 and $46,092, respectively	283,646	274,282
TOTAL ASSETS	$696,656	$647,529

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$42,701	$109,707
Accrued Liabilities	57,996	41,099
Convertible Debt, net of discount of $351,690 and $87,177	288,310	262,823
Convertible Debt - Related Party	210,000	210,000
Note Payable, net of discount of $11,071 and $0	38,929	—
Notes Payable - Related Party	95,000	95,000
Total Current Liabilities	$732,936	$718,629
Commitments and Contingencies
Shareholders' Deficit
Preferred Stock: par value .0001; Authorized 10,000; issued
and outstanding 1,000 and 1,000, respectively	—	—
Common Stock: par value .0001; Authorized 500,000,000;
issued and outstanding 21,288,408 and 21,238,408, respectively	2,129	2,124
Additional Paid-In Capital	3,022,544	2,707,549
Retained Earnings	(3,060,953)	(2,780,773)
	(36,280)	(71,100)

Total Liabilities and Shareholders' Deficit	$696,656	$647,529

The accompanying notes are an integral part of these unaudited financial statements.

NutraFuels, Inc.

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenue	$21,139	$46,680

Cost of Revenues	45,795	10,896
Gross Profit (loss)	(24,656)	35,784

Operating Expenses:
Advertising and Promotion	38,396	36,901
Administrative Salaries	30,000	32,793
Selling, General, and Administrative	116,989	45,648
Depreciation Expense	13,037	9,676
Total Operating Expenses	198,422	125,018

Other Income (Expense)
Interest Expense	(57,102)	—

Net Loss	$(280,180)	$(89,234)

Net Loss Per Common Share - Basic and Diluted	(0.01)	(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,260,318	15,749,760

The accompanying notes are an integral part of these unaudited financial statements.

NutraFuels, Inc.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net Loss	$(280,180)	$(89,234)
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	13,037	9,676
Amortization of Debt Discount	39,416	—
Reclassification of Down Payment for Equipment	(22,400)	—
Changes in operating assets and liabilities:
Accounts Receivable	(880)	2,209
Subscription Receivable	25,000	—
Inventory	(22,266)	(64,590)
Accrued Expenses	16,897	—
Accounts Payable	(67,007)	(44,695)
Net Cash used in Operating Activities	(298,383)	(186,634)

INVESTING ACTIVITIES
Purchase of fixed assets	—	(220,245)
Net cash used in Investing Activites	—	(220,245)

FINANCING ACTIVITIES
Common stock issued for cash	—	125,000
Borrowings on Debt	340,000	—
Borrowings on Debt - Related Party	—	145,000
Net Cash provided by Financing Activities	340,000	270,000

Net Cash Increase (Decrease) for the Period	41,617	(136,879)

Cash at beginning of period	63,255	144,750
Cash at end of period	$104,872	$7,871

Noncash financing and investing activities:
Shares issued with the issuance of debt	25,000	—
Discount associated with debt issuance	290,000	—

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS:

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Nutrafuels is the producer of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption.

Basis of presentation

The financial statements have been prepared by Nutrafuels, Inc. in accordance with accounting principles generally accepted in the United States. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position and operating results for the respective periods.

Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Company’s most recent annual report on Form 10-K, have been omitted.

We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.” ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses from inception, including net losses of $280,180 for the quarter ended March 31, 2014. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 –NOTES PAYABLE

During February 2014, an investor loaned the Company $50,000.  The loan is due by May 1, 2014 and a payment of $25,000 was made during April 2014. The investor received 50,000 shares of common stock in conjunction with the loan.  The proceeds were allocated using relative fair value to the stock and loan as follows:

Relative fair value of stock	$25,000
Relative fair value of note payable	$25,000

The discount on the note, $25,000, will be recognized as additional interest over the life of the note. As of March 31, 2014, the remaining amount of the discount is $11,071.

NOTE 4 – CONVERTIBLE DEBT

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

Risk-free interest rate	0.45%
Dividend yield	—%
Volatility factor	145%
Expected life (years)	2

The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have a trading history from which to determine historical volatility.

The fair value of the investment was allocated between the note and warrant as follows:

Relative fair value of warrants	$167,447
Relative fair value of note payable	$122,553

Because the price for recent sales of common stock exceeded the effective conversion price, we also recognized a beneficial conversion feature of $122,553.  The total discount on the note, $290,000, will be recognized as additional interest over the life of the note. As of March 31, 2014, the remaining amount of the discount is $287,212.

NOTE 5 – COMMITMENTS & CONTINGENCIES

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

During March 2014, NutraFuels entered into an agreement with a contractor for investor and public relations under which the company will pay $20,000 for the first month in two installments and 20,000 common shares per month. Within 30 days after execution, the Company shall register 240,000 of its common shares on behalf of consultant representing the shares being paid to the consultant for services being rendered.

NOTE 6 - SUBSEQUENT EVENTS

During April 2014, an investor purchased 500,000 shares for $1.00 per share.  The investor also received warrants to purchase 500,000 shares at exercise price of $0.50 per share.  The warrants have a one-year term.

In late April 2014, the Company also entered into an agreement with Sullivan Media Group, a Nevada corporation, to conduct market research in regards to promotion of the NutraFuels brand at a cost of $104,500.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

NutraFuels, Inc was founded as NutraFuels, LLC in 2010. While still in the developmental stage, the Company has had increasing revenues, and although not profitable, the Company has progressively added the needed equipment to expand its operations to meet the demand of consumption on a national level.

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

Components of Results of Operations

Revenues

We derive our revenues from sales of our products. We recognize our revenues from the point of sale and shipment. For the quarter ended March 31, 2014, our revenues were $21,139. Should we not have sufficient revenues to meet operating costs, we will require additional capital. We have no commitments or assurances that it will ever be successful in obtaining adequate future financing.  We have incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. As of March 31, 2014 we did not have sufficient cash to sustain us for the next twelve months and we will require additional capital to continue as a going concern. With that said, we received a significant equity investment of $500,000 in April 2014. In the event that future financing does not materialize, we may be unable to pay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Costs and Expenses

The Cost of Goods Sold was heavily concentrated in labor and overhead costs.

Advertising costs continued to be some of our largest operational expenses. As 2014 progresses, we are anticipating more marketing expenditures to research, promote, and enhance our brand.

The remaining significant expenses related to professional fees associated with our SEC filings and accrued interest as it relates to debt securities issued from current and prior years.

Results of Operations

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated:

	For the 3 Months Ended March 31,
	2014	2013

Revenue	$21,139	$46,680

Cost of Revenues	45,795	10,896
Gross Profit (loss)	(24,656)	35,784

Operating Expenses:
Advertising and Promotion	38,396	36,901
Administrative Salaries	30,000	32,793
Selling, General, and Administrative	116,989	45,648
Depreciation Expense	13,037	9,676
Total Operating Expenses	198,422	125,018

Other Income (Expense)
Interest Expense	(57,102)	—

Net Loss	$(280,180)	$(89,234)

Net Loss Per Common Share - Basic and Diluted	(0.01)	(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,260,318	15,749,760

LIQUIDITY AND CAPITAL RESOURCES

In addition to revenue, our primary source of cash stems from issuance of equity and debt securities. We currently have several new investors interested in the company, and while there can be no assurance they will participate in our endeavors, we are optimistic of continued capital investment. Additionally, since filing our annual report with the SEC, we are pursuing our ticker symbol with FINRA, which will allow trading via public markets.

	Three Months Ended March 31,
	2014	2013
Net Cash used in Operating Activities	(298,383)	(186,634)

Net cash used in Investing Activities	—	(220,245)

Net provided by Financing Activities	340,000	270,000

Operating

During the first quarter of 2014, in addition to fixed & variable overhead costs, other operational expenditures primarily consisted of inventory purchases and payments to vendors.

Investing

During the first quarter of 2014, we didn’t purchase any equipment or make improvements to our facilities.

Financing

Our cash inflow from financing related to the issuance of debt and equity securities. We raised another $340,000 from the issuance of a convertible notes with stock warrants and a note payable along with the issuance of common stock. Upon receiving our ticker symbol, we anticipate raising additional capital via public markets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.    Controls and Procedures

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our board of directors. In addition, the Company currently has limited accounting personnel. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2014, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business.  We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business and operations.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending March 31, 2014, we offered and sold securities below. We used the proceeds from the sale of these securities for working capital. None of the issuances involved underwriters, underwriting discounts or commissions.

We relied upon Section 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed Section 4(2) was available because:

● We are not a blank check company;

 ● We filed a Notice of Sales on Form D, with the Securities & Exchange Commission;

● Sales were not made by general solicitation or advertising;

● All certificates had restrictive legends; and

● Sales were made to persons with a pre-existing relationship to our chief executive officer, Edgar Ward.

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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Note Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (1)
3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (1)
3.3	Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (1)
3.4	Certificate of Designation of Series A Preferred Shares (1)
3.5	Bylaws of Nutrafuels, Inc (1)
4.1	Form of Convertible Note and Warrant. (1)
4.2	Form of Subscription Agreement (1)
4.3	Form of Convertible Note (1)
10.1	Agreement between Nutra Evolution LLC and NutraFuels Inc (1)
10.2	Agreement between AMS Health Services LLC and NutraFuels Inc. (1)
10.3	February 12, 2012 Agreement between NutraFuels, Inc. and Neil Catania (2)
10.4	November 12, 1012 Agreement between Nutafuels, Inc. and Neil Catania (2)
10.5	November 15, 2012 Agreement between Nutafuels, Inc. and Mike Smyth (2)
10.6	November 15, 2012 Agreement between Nutafuels, Inc. and Donald Brennick (2)
10.7	June 7, 2013 Agreement between Nutrafuels, Inc. and Craig Hetherington (2)
10.8	August 26, 2013 Agreement between Nutafuels, Inc. and Craig Hetherington (2)
10.9	Form of Purchase Order Alpine (3)
10.10	Core-Mark Vendor Program Agreement (3)
10.11	Form of Invoice (3)
10.12	Note Agreement Dennis Poland (4)
10.13	Unit Subscription Agreement with William J. Ferri(4)
10.14	Amendment to Tapout Agreement dated January 29, 2014 (4)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

(1) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 26, 2013.

(2) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange

Commission on October 31, 2013.

(3) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange

Commission on December 5, 2013.

(4) Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 5, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 15, 2014	NutraFuels, Inc
/s/ Edgar Ward.
Edgar Ward
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)