Form 10-Q
period 2014-06-30
NUTRAFUELS INC
filed 2014-08-13
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Ended June 30, 2014

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

Yes ☐ No ☒

As of August 13, 2014, the registrant had 21,802,114 shares of its common stock outstanding.

PART I:  FINANCIAL INFORMATION

NutraFuels, Inc

Balance Sheets

(Unaudited)

ASSETS

	June 30, 2014	December 31, 2013
Current Assets
Cash	$ 121,102	$ 63,255
Accounts Receivable	16,809	10,068
Subscription Receivable	-	25,000
Inventory	335,845	274,925
Total Current Assets	473,756	373,247
Property, Plant and Equipment, net
of accumulated depreciation of $72,264 and $46,092, respectively	275,232	274,282
TOTAL ASSETS	$ 748,988	$ 647,529

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 31,199	$ 109,707
Accrued Liabilities	81,803	41,099
Convertible Debt, net of discount of $312,067 and $87,177	357,933	262,823
Convertible Debt - Related Party	210,000	210,000
Notes Payable	25,000	-
Notes Payable - Related Party	95,000	95,000
Total Current Liabilities	$ 800,935	$ 718,629

Commitments and Contingencies
Shareholders' Deficit
Preferred Stock: par value .0001; Authorized 10,000; issued
and outstanding 1,000 and 10,000, respectively	-	-
Common Stock: par value .0001; Authorized 500,000,000; issued
and outstanding 21,788,408 and 21,238,408, respectively	2,179	2,124
Additional Paid-In Capital	3,544,094	2,707,549
Retained Earnings	(3,598,220)	(2,780,773)
	(51,947)	(71,100)
Total Liabilities and Shareholders' Deficit	$ 748,988	$ 647,529

The accompanying notes are an integral part of these unaudited financial statements.

NutraFuels, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$ 26,771	$ 240,405	$ 47,910	$ 287,085

Cost of Revenues	9,971	82,351	55,766	93,247
Gross Profit (loss)	16,800	158,054	(7,856)	193,838

Operating Expenses:
Advertising and Promotion	152,851	77,134	191,247	114,035
Administrative Salaries	54,000	33,275	84,000	66,068
Selling, General, and Administrative	246,133	967,411	362,122	1,013,059
Depreciation Expense	13,135	6,457	26,172	16,133
Total Operating Expenses	465,119	1,084,277	663,541	1,209,295

Other Income (Expense)
Income from Indebtedness	7,956	-	7,956	-
Interest Income	14	-	14	-
Interest Expense	(96,918)	-	(154,020)	-

Net Loss	$ (537,267)	$ (926,223)	$ (817,447)	$ (1,015,457)

Net Loss Per Common Share - Basic and Diluted	$ (0.03)	$ (0.10)	$ (0.04)	$ (0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,288,408	9,302,335	21,457,852	16,450,977

The accompanying notes are an integral part of these unaudited financial statements.

NutraFuels, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net Loss	$ (817,447)	$ (1,015,457)
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation	26,172	16,133
Stock for services - related party	-	546,313
Stock for services	-	313,747
Amortization of Debt Discount	111,710	-
Reclassification of Down Payment for Equipment	(22,400)	-
Income from Indebtedness	(7,956)	-
Changes in operating assets and liabilities:
Accounts Receivable	(6,741)	(117,192)
Subscription Receivable	25,000	-
Inventory	(60,920)	(115,815)
Accrued Expenses	40,705	(51,771)
Accounts Payable	(70,552)	15,792
Net Cash used in Operating Activities	(782,429)	(408,250)

INVESTING ACTIVITIES
Purchase of fixed assets	(4,724)	(246,718)
Net cash used in Investing Activities	(4,724)	(246,718)

FINANCING ACTIVITIES
Common stock issued for cash	500,000	225,000
Borrowings on Debt	370,000	100,000
Repayments on Debt - Related Party	(25,000)	(160,000)
Borrowings on Debt - Related Party	-	395,000
Net cash provided by Financing Activities	845,000	560,000

Net Cash Increase (Decrease) for the Period	57,847	(94,968)

Cash at beginning of period	63,255	144,750
Cash at end of period	$ 121,102	$ 49,782

Supplementary Cash Flow Information:
Interest paid in cash	$ -	$ -
Income tax paid in cash	-	-

Noncash financing and investing activities:
Shares issued with the issuance of debt	$ 25,000	$ -
Debt discount from beneficial conversion feature	21,600	-
Warrants issued with the issuance of debt	290,000	-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses from inception, including net losses of $817,447 for the six months ended June 30, 2014. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 –NOTES PAYABLE

During February 2014, an investor loaned the Company $50,000.  The loan was due by May 1, 2014 and an informal extension was granted by the investor for the balance of $25,000.  The investor also received 50,000 shares of common stock in conjunction with the loan.  The proceeds were allocated using relative fair value to the stock and loan as follows:

Relative fair value of stock	$25,000
Relative fair value of note payable	$25,000

The discount on the note, $25,000, will be recognized as additional interest over the life of the note.  As of June 30, 2014, the note’s discount has been fully amortized.

NOTE 4 – CONVERTIBLE DEBT

On March 26, 2014, the Company borrowed $290,000 under a convertible note agreement with an investor.  The note bears an interest rate of 10%, matures on March 26, 2015, and is convertible at $1.00 per share.  The investor received warrants to purchase 500,000 shares of common stock at $0.50 per share with a two year exercise term.

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

The fair value of the investment was allocated between the note and warrant as follows:

Relative fair value of warrants	$167,477
Relative fair value of note payable	$122,553

Because the price for recent sales of common stock exceeded the effective conversion price, we also recognized a beneficial conversion feature of $122,553.  The total discount on the note, $290,000, will be recognized as additional interest over the life of the note.  As of June 30, 2014, the remaining amount of the discount is $254,611.

On June 23, 2014, the Company borrowed $30,000 under a convertible note agreement with an investor.  The note bears an interest rate of 10%, matures on June 23, 2015, and is convertible at $1.00 per share. Because the market price for our common stock on the date of the note exceeded the note’s conversion price, $1.00 per share, we recognized a beneficial conversion feature of $21,600 as a discount on the note.  The discount will be recognized as additional interest over the life of the note.  As of June 30, 2014, the remaining amount of the discount is $21,600.

We evaluated the conversion features embedded in the two notes payable described above for derivative accounting in accordance with ASC 815-40, Derivatives and Hedging embedded in the modified notes payable for derivative accounting in accordance with the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable.

NOTE 5 – SHAREHOLDERS’ EQUITY

During April 2014, an investor purchased 500,000 shares for $1.00 per share.  The investor also received warrants to purchase 500,000 shares at exercise price of $0.50 per share.  The warrants have a one-year term.

NOTE 6 – COMMITMENTS & CONTINGENCIES

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

In late April 2014, the Company entered into an agreement with Sullivan Media Group, a Nevada corporation, to conduct market research in regards to promotion of the NutraFuels brand at a cost of $104,500.

On May 26, 2014, we entered into an agreement with SRC Sales Inc., a Massachusetts corporation (“SRC Sales”) to be the exclusive distributor of our products to certain retailers (the “Retailer Accounts”) in the United States and Canada.  We agreed to pay 7% of sales derived from any Retailer Account obtained from the efforts of SRC Sales.  The agreement has a term of 36 months.  We agreed to issue 50,000 restricted shares of our common stock to SRC Sales for each Retailer Account, and 50,000 shares for each order of $500,000.    For purposes of the agreement, Retailer Account means a retailer with more than 200 locations.  The terms of the Agreement do not apply to any of our prior or existing customers.

NOTE 7 – NOTES PAYABLE - RELATED PARTY

As of June 30 2014, the Company is indebted to Neil Catania, vice president, for $305,000.  From time to time, Mr. Catania has advanced funds to the Company with no formal note agreement.  During 2013, Mr. Catania advanced $405,000 to the Company and the Company repaid $310,000, resulting a net balance due to him of $95,000.  The remaining $210,000 relates to two convertible notes payable, which are described below.

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

OVERVIEW

NutraFuels, Inc. (“NutraFuels”, “us”, “we”, or “our”) is the producer of nutritional oral spray supplements that provide faster and more efficient absorption than traditional methods of delivery.

We were founded as NutraFuels, LLC in 2010. We have progressively added the needed equipment to expand our operations to meet the demand of consumption on a national level.

We have continually invested for the long term, adding larger facilities, purchasing necessary equipment, and other application development to expand sales and marketing.  This has increased our costs on an absolute basis in the near-term. Many of these investments had and will continue to occur in advance of experiencing any immediate near term benefit.

Components of Results of Operations

Revenues

We derive our revenues from sales of our products. We recognize our revenues from the point of sale and shipment. For the quarter ended June 30, 2014, and June 30, 2013, our revenues were $47,910 and $240,405, respectively. Our revenues declined during the period ending June 30, 2014 because of significantly lower purchases from wholesale and distribution customers and the loss of one of our primary distributors.

Should we not have sufficient revenues to meet operating costs, we will require additional capital. We have no commitments or assurances that it will ever be successful in obtaining adequate future financing.  We have incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. As of June 30, 2014 we did not have sufficient cash to sustain us for the next twelve months and we will require additional capital to continue as a going concern. In the event that future financing does not materialize, we may be unable to pay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Results of Operations

In comparison to the prior year, sales have decreased significantly by 80%.  As of the six months ending June 30, 2014, we’ve experienced a decline in repeat business from prior year wholesale and distribution customers and we no longer sold our product to one of our primary distributors.

To address the loss of our primary distributor, we entered into a distribution agreement on May 26, 2014, with SRC Sales Inc., a Massachusetts corporation in the United States and Canada.  We agreed to pay 7% of sales derived from any Retailer Account obtained from the efforts of SRC Sales.  The agreement has a term of 36 months.  We agreed to issue 50,000 restricted shares of our common stock to SRC Sales for each Retailer Account, and 50,000 shares for each order of $500,000.    For purposes of the agreement, Retailer Account means a retailer with more than 200 locations.  The terms of the Agreement do not apply to any of our prior or existing customers.  During the three month period ending June 30, 2014, we did not receive additional sales from the agreement.

Advertising costs have nearly doubled due to marketing research and brand promotion.

Selling, General, and Administrative Costs are significantly lower than the prior year, as there’s been relatively no stock compensation issued for services performed by employees or outside parties.

Finally, interest expense is higher due to the issuance of debt securities to finance operations.

LIQUIDITY AND CAPITAL RESOURCES

In addition to revenue, our primary source of cash stems from issuance of equity and debt securities.  We are dependent upon the proceeds from the offer and sale of securities to fund our operations.

	Six Months Ended June 30,
	2014	2013
Net Cash used in Operating Activities	(782,429)	(408,250)

Net cash used in Investing Activities	(4,724)	(246,718)

Net provided by Financing Activities	845,000	560,000

Operating

During the first half of 2014, in addition to fixed & variable overhead costs, other operational expenditures primarily consisted of inventory purchases, payments to vendors, professional fees, and advertising costs.

Investing

During the first half of 2014, our investments in fixed assets were limited to equipment purchases.

Financing

Our cash inflow from financing related to the issuance of debt and equity securities.  During the six month period ended June 30, 2014, we received an aggregate of $870,000 from the sale of securities as follows:

♦ a note payable with shares of common stock in the amount of $50,000 on February 20, 2014,

♦ a convertible note with attached warrants in the principal amount of $290,000  on March 26, 2014,

♦ a convertible note in the principal amount of $30,000 on June 23, 2014,

♦  the sale of 500,000 common shares at the price of $1.00 per share or an aggregate of $500,000, on April 25, 2014.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Standards Codification Topic 820, “Disclosures About Fair Value of Financial Instruments,” requires us to disclose, when reasonably attainable, the fair market values of our assets and liabilities, which are deemed to be financial instruments. Our financial instruments consist primarily of cash.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business and operations.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2014, we sold 500,000 Units to William J. Ferri in exchange for $500,000. Each one (1) unit contains 500,000 shares of common stock and warrants to purchase 500,000 common shares. Each warrant is convertible into one (1) share of our common stock at any time before April 25, 2015.

On April 25, 2014, we issued 50,000 common shares to Dennis Poland in connection with a February 20, 2014, Note Agreement. The note originally had a principal amount of $50,000.  The note had $25,000, outstanding as of June 30, 2014.

On June 23, 2014, we entered into a convertible note agreement with a principal amount of $30,000 with Craig Hetherington which bears interest at 10%. The note has a maturity date of June 23, 2015, and is convertible into our common shares at the price of $1.00 per share.  As of June 30, 2014, the note had principal and interest outstanding of $30,058.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Note Applicable.

Item 5. Other Information

Material Agreements

On May 26, 2014, we entered into an agreement with SRC Sales Inc., a Massachusetts corporation (“SRC Sales”) to be the exclusive distributor of our products to certain retailers (the “Retailer Accounts”) in the United States and Canada.  We agreed to pay 7% of sales derived from any Retailer Account obtained from the efforts of SRC Sales.  The agreement has a term of 36 months.  We agreed to issue 50,000 restricted shares of our common stock to SRC Sales for each Retailer Account, and 50,000 shares for each order of $500,000.    For purposes of the agreement, Retailer Account means a retailer with more than 200 locations.  The terms of the Agreement do not apply to any of our prior or existing customers.

Sullivan Media Group

On April 29, 2014, we entered into an agreement with Sullivan Media Group, Inc., a Nevada corporation to provide us with market research and analysis of the market size, competition, product analysis, revenue model and feasibility for our products for a period of 60 days.  We are obligated to pay $104,500 for the services of which $70,000 has been paid.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (1)
3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (1)
3.3	Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (1)
3.4	Certificate of Designation of Series A Preferred Shares (1)
3.5	Bylaws of Nutrafuels, Inc (1)
4.1	Form of Convertible Note and Warrant. (1)
4.2	Form of Subscription Agreement (1)
4.3	Form of Convertible Note (1)
10.1	Agreement between Nutra Evolution LLC and NutraFuels Inc (1)
10.2	Agreement between AMS Health Services LLC and NutraFuels Inc. (1)
10.3	February 12, 2012 Agreement between NutraFuels, Inc. and Neil Catania (2)
10.4	November 12, 1012 Agreement between Nutafuels, Inc. and Neil Catania (2)
10.5	November 15, 2012 Agreement between Nutafuels, Inc. and Mike Smyth (2)
10.6	November 15, 2012 Agreement between Nutafuels, Inc. and Donald Brennick (2)
10.7	June 7, 2013 Agreement between Nutrafuels, Inc. and Craig Hetherington (2)
10.8	August 26, 2013 Agreement between Nutafuels, Inc. and Craig Hetherington (2)
10.9	Form of Purchase Order Alpine (3)
10.10	Core-Mark Vendor Program Agreement (3)
10.11	Form of Invoice (3)
10.12	Note Agreement Dennis Poland (4)
10.13	Unit Subscription Agreement with William J. Ferri(4)
10.14 10.15 10.16	Amendment to Tapout Agreement dated January 29, 2014 (4) Agreement between Nutrafuels, Inc. and Sullivan Media Group (5) Agreement between Nutrafuels, Inc. and SRC Sales(5)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

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
(5) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 13, 2014	NutraFuels, Inc
/s/ Edgar Ward.
Edgar Ward
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)