Form 10-Q
period 2014-09-30
NUTRAFUELS INC
filed 2014-11-14
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter Ended September 30, 2014

Commission File Number: 333-191407

NutraFuels, Inc.
(Exact name of registrant as specified in its charter)

Florida	46-1482900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Edgar Ward
6601 Lyons Road, L-6
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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company filer.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 14, 2014, the registrant had 22,222,114 shares of its common stock outstanding.

PART I:  FINANCIAL INFORMATION

NutraFuels, Inc

Balance Sheets

(Unaudited)

ASSETS
	September 30, 2014	December 31, 2013

Current Assets
Cash	$ 27,055	$ 63,255
Accounts Receivable	12,503	10,068
Subscription Receivable	-	25,000
Inventory	274,115	274,925
Total Current Assets	313,673	373,247

Property, Plant and Equipment, net
of accumulated depreciation of $85,399 and $46,092, respectively	262,098	274,282
TOTAL ASSETS	$ 575,771	$ 647,529

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 26,754	$ 109,707
Accrued Liabilities	103,886	41,099
Convertible Debt, net of discount of $282,350 and $87,177	437,650	262,823
Convertible Debt - Related Party	210,000	210,000
Notes Payable	25,000	-
Notes Payable - Related Party	95,000	95,000
Total Current Liabilities	$ 898,290	$ 718,629
Commitments and Contingencies
Shareholders' Deficit
Preferred Stock: par value .0001; Authorized 10,000; issued
and outstanding 1,000 and 10,000, respectively	-	-
Common Stock: par value .0001; Authorized 500,000,000; issued
and outstanding 21,998,408 and 21,238,408, respectively	2,200	2,124
Additional Paid-In Capital	3,773,385	2,707,549
Retained Earnings	(4,098,104)	(2,780,773)
	(322,519)	(71,100)
Total Liabilities and Shareholders' Deficit	$ 575,771	$ 647,529

The accompanying notes are an integral part of these unaudited financial statements.

NutraFuels, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$ 5,337	$ 192,243	$ 53,247	$ 479,328

Cost of Revenues	88,332	90,058	144,098	183,305
Gross Profit (loss)	(82,995)	102,185	(90,851)	296,023

Operating Expenses:
Advertising and Promotion	72,612	54,484	263,859	168,519
Administrative Salaries	48,500	59,221	132,500	125,289
Selling, General, and Administrative	180,022	571,429	542,144	1,547,065
Depreciation Expense	13,135	12,438	39,307	38,772
Total Operating Expenses	314,269	697,572	977,810	1,879,645

Other Income (Expense)
Income from Indebtedness	-	-	7,956	-
Interest Income	1	-	15	-
Interest Expense	(102,621)	(7,239)	(256,641)	(34,461)
Net Loss	$ (499,884)	$ (602,626)	$ (1,317,331)	$ (1,618,083)

Net Loss Per Common Share - Basic and Diluted	$ (0.02)	$ (0.03)	$ (0.06)	$ (0.09)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,857,865	20,971,595	21,593,151	17,526,309

The accompanying notes are an integral part of these unaudited financial statements.

NutraFuels, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net Loss	$ (1,317,331)	$ (1,618,083)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	39,307	38,772
Stock for services - related party	-	896,313
Stock for services	29,314	381,247
Amortization of Debt Discount	191,427	9,317
Reclassification of Down Payment for Equipment	(22,400)	-
Income from Indebtedness	(7,956)
Changes in operating assets and liabilities:
Accounts Receivable	(2,435)	(84,610)
Subscription Receivable	25,000	-
Inventory	810	(241,630)
Accrued Expenses	62,787	25,243
Accounts Payable	(74,999)	(50,956)
Net Cash used in Operating Activities	(1,076,476)	(644,387)
INVESTING ACTIVITIES
Purchase of fixed assets	(4,724)	(263,810)
Net cash used in Investing Activities	(4,724)	(263,810)
FINANCING ACTIVITIES
Common stock issued for cash	650,000	390,000
Borrowings on Debt	420,000	300,000
Repayments on Debt - Related Party	-	(310,600)
Repayments on Debt	(25,000)	-
Borrowings on Debt - Related Party	-	455,000
Net cash provided by Financing Activities	1,045,000	834,400
Net Cash Decrease for the Period	(36,200)	(73,797)
Cash at beginning of period	63,255	144,750
Cash at end of period	$ 27,055	$ 70,953
Supplementary Cash Flow Information:
Interest paid in cash	$ -	$ -
Income tax paid in cash	-	-
Noncash financing and investing activities:
Shares issued for Conversion of Debt	-	$ 150,000
Debt Discount from Beneficial Conversion Feature	43,822	-
Shares issued with the issuance of debt	52,778	111,803
Warrants issued with the issuance of debt	290,000	-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses from inception, including net losses of $1,317,331 for the nine months ended September 30, 2014.  In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 –NOTES PAYABLE

During February 2014, an investor loaned the Company $50,000 with a maturity date of May 1, 2014.  The investor also received 50,000 shares of common stock in conjunction with the loan.  The proceeds were allocated using relative fair value to the stock and loan as follows:

Relative fair value of stock	$25,000
Relative fair value of note payable	$25,000

The discount on the note, $25,000, will be recognized as additional interest over the life of the note.  As of September 30, 2014, the note’s discount has been fully amortized.

The note became due on May 1, 2014 and has not been paid in full as of September 30, 2014.  An informal extension has been granted by the investor.

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

Because the price for recent sales of common stock exceeded the effective conversion price, we also recognized a beneficial conversion feature of $122,553.  The total discount on the note, $290,000, will be recognized as additional interest over the life of the note.  As of September 30, 2014, the remaining amount of the discount is $221,346.

On June 7, 2013, we entered into a convertible note in the principal amount of 100,000 which bears interest at the rate of 10% per annum.  At the option of the investor, the outstanding principal and interest due under the note may be converted into shares of our common stock at the price of $1.00 per share.  The note had originally had a due date of June 1, 2014 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission.  On September 7, 2013, the note was amended to allow the amounts outstanding to be converted into our common stock at the price of $1.00 per share.

The note became due on June 1, 2014 and has not been paid as of September 30, 2014.  Subsequent to September 30, 2014, the note was amended and granted new due date of June 1, 2015.

On August 26, 2013, we entered into a note agreement with an investor with a principal amount of $200,000.  The note bears interest at the rate of 15% per annum and is due on August 26, 2014.  Under the terms of the note, the investor received 250,000 common shares and 500,000 common stock purchase warrants.  The warrants are exercisable at the price of $.75 per share at any time prior to August 26, 2015.

The note became due August 26, 2014 and has not been paid as of September 30, 2014.  Subsequent to September 30, 2014, the note was amended and granted new due date of August 26, 2015.

On June 23, 2014, the Company borrowed $30,000 under a convertible note agreement with an investor.  The note bears an interest rate of 10%, matures on June 23, 2015, and is convertible at $1.00 per share.  Because the market price for our common stock on the date of the note exceeded the note’s conversion price, $1.00 per share, we recognized a beneficial conversion feature of $21,600 as a discount on the note.  The discount will be recognized as additional interest over the life of the note.  As of September 30, 2014, the remaining amount of the discount is $18,382.

On August 27, 2014, the Company borrowed $50,000 under a convertible note agreement with an investor.  The note bears an interest rate of 10%, matures on January 2 2015, and is convertible at $1.00 per share.  The investor also received 50,000 shares of common stock with the issuance of the note.

The fair value of the investment was allocated among the shares, note payable, and beneficial conversion feature:

Relative fair value of shares	$27,778
Relative fair value of conversion feature	$22,222
Relative fair value of note payable	$ -

The note is fully discounted in the amount of $50,000 will be amortized over the life of the note.  As of September 30, 2014, the remaining balance on the debt discount is $42,622.

We evaluated the conversion features embedded in the notes payable described above for derivative accounting in accordance with ASC 815-40, Derivatives and Hedging embedded in the modified notes payable for derivative accounting in accordance with the criteria for classification in stockholders' equity.  Therefore, derivative accounting is not applicable.

NOTE 5 – SHAREHOLDERS’ EQUITY

During April 2014, an investor purchased 500,000 shares for $1.00 per share.  The investor also received warrants to purchase 500,000 shares at exercise price of $0.50 per share.  The warrants have a one-year term.

During September 2014, an investor purchased 150,000 shares for $1.00 per share.  The investor also received warrants to purchase 150,000 shares at exercise price of $0.20 per share.  The warrants have a one-year term.

For the three months ended September 30, 2014, there were 10,000 shares of stock issued for services, resulting in stock based compensation expense of $29,314.

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

NOTE 7 – NOTES PAYABLE - RELATED PARTY

As of September 30 2014, the Company is indebted to Neil Catania, vice president, for $305,000.  From time to time, Mr. Catania has advanced funds to the Company with no formal note agreement.  During 2013, Mr. Catania advanced $405,000 to the Company and the Company repaid $310,000, resulting a net balance due to him of $95,000.  The remaining $210,000 relates to two convertible notes payable, which are described below.

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

Subsequent to September 30, 2014, the note was amended and granted new due date of November 15, 2015.

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

The note became due on May 15, 2014 and has not been paid as of September 30, 2014.  Subsequent to September 30, 2014, the note was amended and granted new due date of November 15, 2015.

We evaluated the conversion features embedded in the modified November Note and the February Note for derivative accounting in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s own stock and concluded that the conversion features meet the criteria for classification in stockholders' equity.  Therefore, derivative accounting is not applicable.

On February 15, 2012, we entered into a convertible note with an investor with an aggregate principal and interest outstanding of $50,000 which bears interest at the rate of 10% per annum.  The note had originally had a due date of November 15, 2013 and was convertible at the most recent price we offered or sold common in an offering registered with the Securities and Exchange Commission.  On September 7, 2013, the note was amended to (i) extend the repayment date to November 15, 2014 and allow the amounts outstanding to be converted into our common stock at the price of $1.00 per share.

Subsequent to September 30, 2014, the note was amended and granted new due date of January 15, 2015.

NOTE 8 – SUBSEQUENT EVENTS

During October 2014, the company entered into a convertible note with an investor with a principal amount of $60,000, and bears an interest rate of 10%.  As additional consideration for providing the principal amount, the investor shall also receive 150,000 shares of common stock.

The note was due on November 2, 2014 and has not been paid.

In November 2014, the Company issued a $30,000 convertible note along with an equity consideration to raise additional capital.

During November 2014, the due dates for several notes payable was extended, as detailed in Notes 4 and 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this prospectus.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

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

Upon making significant investments in market research and brand development, the Company plans to start distributing new products.  Pending additional capital investment, the Company is aiming to nationally expand into the retail and grocery markets.

Components of Results of Operations

Revenues

We derive our revenues from sales of our products.  We recognize our revenues from the point of sale and shipment.  For the quarter ended September 30, 2014, and September 30, 2013, our revenues were $5,337 and $192,243, respectively.  Our revenues declined during the period ending September 30, 2014 because of significantly lower purchases from wholesale and distribution customers and the loss of one of our primary distributors.

Should we not have sufficient revenues to meet operating costs, we will require additional capital.  We have no commitments or assurances that it will ever be successful in obtaining adequate future financing.  We have incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern.  The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  As of September 30, 2014, we did not have sufficient cash to sustain us for the next twelve months and we will require additional capital to continue as a going concern.  In the event that future financing does not materialize, we may be unable to pay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Costs and Expenses

The Cost of Goods Sold was heavily concentrated in labor and overhead costs.

Advertising costs continued to be some of our largest operational expenses.  As 2014 progresses, we are anticipating more marketing expenditures to research, promote, and enhance our brand.

This past quarter the Company also established an inventory valuation allowance of nearly $70,000 to account for expiring product.

The remaining significant expenses related to professional fees associated with our SEC filings and accrued interest as it relates to debt securities issued from current and prior years.

Results of Operations

In comparison to the prior year, sales have decreased significantly by 88%.  As of the nine months ending September 30, 2014, we’ve experienced a decline in repeat business from prior year wholesale and distribution customers and we no longer sold our product to one of our primary distributors.

To address the loss of our primary distributor, we entered into a distribution agreement on May 26, 2014, with SRC Sales Inc., a Massachusetts corporation in the United States and Canada.  We agreed to pay 7% of sales derived from any Retailer Account obtained from the efforts of SRC Sales.  The agreement has a term of 36 months.  We agreed to issue 50,000 restricted shares of our common stock to SRC Sales for each Retailer Account, and 50,000 shares for each order of $500,000.  For purposes of the agreement, Retailer Account means a retailer with more than 200 locations.  The terms of the Agreement do not apply to any of our prior or existing customers.  During the three month period ending September 30, 2014, we did not receive additional sales from the agreement.

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

	Nine Months Ended September 30,
	2014	2013
Net Cash used in Operating Activities	(1,076,476)	(644,387)

Net cash used in Investing Activities	(4,724)	(263,810)

Net provided by Financing Activities	1,045,000	834,400

Operating

During the first nine months of 2014, in addition to fixed & variable overhead costs, other operational expenditures primarily consisted of inventory purchases, payments to vendors, professional fees, and advertising costs.

Investing

During the first nine months of 2014, our investments in fixed assets were limited to equipment purchases.

Financing

Our cash inflow from financing related to the issuance of debt and equity securities.  During the nine month period ended September 30, 2014, we received an aggregate of $1,070,000 from the sale of securities and as proceeds from notes payable as follows:

♦ the sale of 150,000 common shares at a price of $1.00 per share, on September 2, 2014,

♦ a note payable with shares of common stock in the amount of $50,000 on August 27, 2014,

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending September 30, 2014, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities

During the three month period ending September 30, 2014, we offered and sold securities below.  We used the proceeds from the sale of these securities for working capital.  None of the issuances involved underwriters, underwriting discounts or commissions.   We relied upon Section 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities.  We believed Section 4(2) was available because:

● We are not a blank check company;

● We filed a Notice of Sales on Form D, with the Securities & Exchange Commission;

● Sales were not made by general solicitation or advertising;

● All certificates had restrictive legends; and

● Sales were made to persons with a pre-existing relationship to our chief executive officer, Edgar Ward.

On September 15, 2014, we sold 150,000 units to Craig Hetherington in exchange for $150,000.  Each one (1) unit contains 150,000 shares of common stock and warrants to purchase 1500,000 shares of common stock at the price of $.20 at any time September 2, 2016.

On November 5, 2014, we amended the November 15, 2012, promissory note between us and Michael Smyth with a principal amount of $50,000.  As amended, we are obligated to repay the principal and interest due under the note on January 15, 2015.  The note bears interest at the rate of 10%.  The note is convertible into our common stock at the price of $1.00 per share.

On August 12, 2014, we issued 10,000 shares of our restricted common stock to Jon Dunsmoor for services rendered to us.

On August 27, 2014, we entered into a note agreement with John Hampton in the amount of $50,000 bearing interest at the rate of 10%.  The principal and accrued interest under the note is due on January 2, 2015.  The principal and interest due under the note may be converted into common stock at the rate of $1.00 per share.  We issued 50,000 shares of our restricted common stock to John Hampton as additional consideration for the note.

On September 15, 2014, we sold 150,000 units to Donald Brennik in exchange for $150,000.  Each one (1) unit contains 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock at the price of $.20 at any time September 2, 2016.

On November 15, 2014, we issued 60,000 shares of our restricted common stock to Uptick Capital LLC for services rendered to us.

On October 30, 2014, we amended the August 23, 2013, promissory note between us and Craig Hetherington with a principal amount of $200,000.  As amended, we are obligated to repay the principal and interest due under the note on August 26, 2015.  The note bears interest at the rate of 15%.  The note is convertible into our common stock at the price of $1.00 per share.

On October 30, 2014, we amended the November 15, 2012, promissory note between us and Neil Catania, our Vice-President.  The note has a principal amount of $160,000.  As amended, we are obligated to repay the principal and interest due under the note on November 15, 2015.  The note bears interest at the rate of 10%.  The note is convertible into our common stock at the price of $1.00 per share.

On October 30, 2014, we amended February 15, 2013, promissory note between us and Neil Catania, our Vice-President.  The note has a principal amount of $50,000.  As amended, we are obligated to repay the principal and interest due under the note on November 15, 2015.  The note bears interest at the rate of 10%.  The note is convertible into our common stock at the price of $1.00 per share.

On October 2nd 2014 we entered into a convertible promissory note with John Hampton in the amount of $60,000, bearing interest at the rate of 10%.  The note investor received 150,000 shares of our common stock in exchange for the investment.  The principal and accrued interest is due on November 2nd 2014

On November 5, 2014, we amended the November 15, 2012, promissory note between us and Michael Smyth with a principal amount of $50,000.  As amended, we are obligated to repay the principal and interest due under the note on January 15, 2015.  The note bears interest at the rate of 10%.  The note is convertible into our common stock at the price of $1.00 per share.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Organization of NutraFuels, LLC, a Florida Limited Liability Company (1)
3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (1)
3.3	Articles of Incorporation of NutraFuels, Inc., a Florida Corporation (1)
3.4	Certificate of Designation of Series A Preferred Shares (1)
3.5	Bylaws of NutraFuels, Inc (1)
4.1	Form of Convertible Note and Warrant. (1)
4.2	Form of Subscription Agreement (1)
4.3	Form of Convertible Note (1)
10.1	Agreement between Nutra Evolution LLC and NutraFuels Inc (1)
10.2	Agreement between AMS Health Services LLC and NutraFuels Inc. (1)
10.3	February 12, 2012 Agreement between NutraFuels, Inc. and Neil Catania (2)
10.4	November 12, 1012 Agreement between NutraFuels, Inc. and Neil Catania (2)
10.5	November 15, 2012 Agreement between NutraFuels, Inc. and Mike Smyth (2)
10.6	November 15, 2012 Agreement between NutraFuels, Inc. and Donald Brennick (2)
10.7	June 7, 2013 Agreement between NutraFuels, Inc. and Craig Hetherington (2)
10.8	August 26, 2013 Agreement between Nutafuels, Inc. and Craig Hetherington (2)
10.9	Form of Purchase Order Alpine (3)
10.10	Core-Mark Vendor Program Agreement (3)
10.11	Form of Invoice (3)
10.12	Note Agreement Dennis Poland (4)
10.13	Unit Subscription Agreement with William J. Ferri(4)
10.14 10.15 10.16	Amendment to Tapout Agreement dated January 29, 2014 (4) Agreement between NutraFuels, Inc. and Sullivan Media Group (5) Agreement between NutraFuels, Inc. and SRC Sales(5)
10.17	Amended Note to February 15, 2013 note between NutraFuels, Inc. and Neal Catania
10.18	Amended Note to November 15, 2012 note between NutraFuels, Inc. and Neal Catania
10.19	Amended Note to August 26, 2013 note between NutraFuels, Inc. and Craig Hetherington
10.20 10.21	Amended Note to November 15, 2012 note between NutraFuels, Inc. and Michael Smyth Note Agreement dated October 2, 2014, between NutaFuels and John Hampton
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

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

Commission on October 31, 2013.

(3) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange

Commission on December 5, 2013.

(4) Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on May 5, 2014.

(5) Incorporated by Reference to our Form 10-Q for the period ending June 30, 2014 and filed with the Securities and Exchange Commission on August 13, 2014.

(6) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 14, 2014	NutraFuels, Inc
/s/ Edgar Ward.
Edgar Ward
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)