Form 10-Q/A
period 2014-09-30
NUTRAFUELS INC
filed 2014-11-19
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

NutraFuels, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ending September 30, 2014,  filed with the  Securities & Exchange Commission on November 14, 2014, to provide its Form10-Qformatted in XBRL (Extensible Business Reporting Language). Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

Dated: November 19, 2014	NutraFuels, Inc
/s/ Edgar Ward.
Edgar Ward
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)