Form 10-K
period 2014-12-31
NUTRAFUELS INC
filed 2015-04-27
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 000-55144

NutraFuels, Inc.

 (Name of small business issuer in its charter)

Florida	46-1482900
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Edgar Ward

6601 Lyons Road, Suite L-6

Coconut Creek, FL 33073

Telephone 888-509-8901

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

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

As of December 31, 2014 and April 23, 2015, we had 22,282,114 and 22,392,114 shares, respectively, of our common stock outstanding.

Table of Contents

PART I PAGE
Item 1. Business 4

Item 1A. Risk Factors 13

Item 2. Properties 13

Item 3. Legal Proceedings 14

Item 4. Mine Safety Disclosures 14

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters 14

Item 6. Selected Financial Data 22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation 23

Item 8. Financial Statements and Supplementary Data 27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 39

Item 9A. Controls and Procedures 40

PART III

Item 10. Directors, Executive Officers and Corporate Governance 41

Item 11. Executive Compensation 43

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 46

Item 13. Certain Relationships and Related Transactions, and Director Independence 48

Item 14. Principal Accounting Fees and Services 50

PART IV

Item 15. Exhibits, Financial Statement Schedules 51
SIGNATURES

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” and “continue” negatives thereof or similar expressions. These forward-looking statements are found in various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

Our principal executive office is located at 6601 Lyons Road Suite L-6, Coconut Creek, Florida 33073, and our telephone number is 888-509-8901.

We have not been involved in a bankruptcy receivership or similar proceeding. Additionally, we have not been involved in a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

As of April 23, 2015 and December 31, 2014, we had cash on hand of $248,702 and $25,053 respectively.

During the years ended December 31, 2014, and 2013, we received $680,000 and $615,000, respectively from the sale of our common stock. During the years ended December 31, 2014 and 2013, we received $565,000 and $755,000, respectively from the issuance of promissory notes. We used the proceeds of these offerings for working capital.

For the years ended 2014 and 2013, our revenues were $62,274, and $597,777, respectively. We incurred net losses of $2,075,720 and $2,083,359 for the years ended December 31, 2014 and 2013, respectively.

Our products are sold at over 200 retail locations including Walgreens, Shell, Mobil, Exxon Tiger Mart, Speedys, 7-Eleven, Shop rite Tobacco Plus and other convenience stores and truck stops.

Our Business

We manufacture and distribute four (4) oral spray nutritional and dietary products to retail and wholesale outlets. Our oral spray products are designed to provide faster and more efficient absorption than capsules or liquid formulas. Each product we offer is based upon the research of Edgar Ward, our Chief Executive Officer, President and sole Director, and in house chemist. Our products are and in the future will continue to be identified by Mr. Ward based upon suggestions from our customers, and from industry and market research he conducts on an ongoing basis. We do not employ medical professionals and our management does not have experience in the healthcare industry or in the treatment of disease. Our products have not been confirmed in any respect by the U.S. Food and Drug Administration or any other governmental agency, and may not produce the results intended.

All of our products are manufactured at our facility in Coconut Creek, Florida. We obtain all raw materials and ingredients for our products from third party suppliers. For all orders, we manufacture, package, label and ship the product to the customer.

Our website at http://www.shopnutrafuels.com allows retail customers to purchase our products on the internet. Our website at http://www.nutrafuels.com is used by our wholesale customers to place orders.

Our distribution strategy includes selling to retailers, distributors, private label customers and consumers through our retail website.

Our Products

During 2014, we developed three (3) new spray products and expanded our product offerings adding two new products, Headache and Pain Spray and Hair, Skin and Nails Spray. We also made modifications to our NutraFuels Weight Loss Spray, which now contains Garcinia Cambogia.

Our products are as follows:

NutraFuels Sleep Spray

Our Sleep Spray contains Melatonin, GABA and Valerian Root. NutraFuels Sleep Spray is designed to support a healthy sleep cycle and improve the quality of restful sleep. The retail price of our Sleep Spray is $3.99 per .25 (¼) ounce.

NutraFuels Energy Spray

Our Energize Spray contains B complex Vitamins, B-12. NutraFuels Energize Spray is designed to increase energy and restore vigor and vitality. The retail price of our Energize Spray is $3.99 per .25 (¼) ounce.

NutraFuels Garcinia Cambogia Spray

Our Appetite and Weight management Spray contains Garcinia Cambogia. Our NutraFuels Garcinia Cambogia Spray is designed to suppress the appetite and boost metabolism. The retail price of our Body Slim Spray is $3.99 per .25 (¼) ounce.

NRG-X Extreme Energy Spray

Our NRG-X Extreme Energy Spray contains B complex Vitamins, B-12 and Caffeine. NutraFuels NRG-X Extreme Energy Spray is designed to increase energy and stamina. The retail price of our NRG-X Extreme Spray is $3.99 per .25 (¼) ounce.

NutraFuels Headache & Pain Spray

Our Headache and Pain Spray contains Turmacin a natural anti-inflammatory. Our NutraFuels Headache and Pain Spray is designed to relieve headaches and pain. The retail price of our Headache and Pain Spray is $3.99 per .25 (¼) ounce. We plan to launch this product in May 2015.

NutraFuels Hair, Skin & Nails Spray

Our Hair, Skin and Nails Spray contains Biotin, MSM, and Collagen. Our NutraFuels Hair, Skin and Nails Spray is designed to nourish and encourage hair, skin and nail growth. The retail price of our Hair, Skin and Nails Spray is $3.99 per .25 (¼) ounce. We plan to launch this product in May 2015.

Order Processing

We package and label all products we manufacture. We store inventory at our manufacturing facility. Upon receiving orders for products not in inventory, we manufacture, package and label the product. We ship the product ordered within 30 days to retail customers and within 3 weeks to our distributors and private label customers. All orders are shipped by freight delivery.

Material Agreements

On October 14, 2014, we entered into an agreement with Uptick Capital LLC, a Connecticut Limited Liability Company (“Uptick Capital”) to act as our business consultant. The agreement had an initial term of 3 months, and renews for subsequent 3 month terms unless terminated. The agreement provides that Uptick Capital will use its best efforts to: (a) become familiar with our business and operations and review and analyze our formal and informal strategic, marketing, financial and business plans and (b) advise us in strategic planning matters and assist in the implementation of short- and long-term strategic planning initiatives to enhance and accelerate the commercialization of our business objectives.

In exchange for Uptick Capital’s services, we pay 20,000 shares of our common stock per month. To date, we have issued 120,000 common shares to Uptick Capital for their services.

On April 14, 2015, we entered into an agreement with Benchmark Advisory Partners, LLC (“Benchmark”), a California Limited Liability Company, to provide us with business and financial advice and introductions to securities law professionals, legal teams, accountants, auditors, investment bankers, brokerage firms, venture capital firms, banks, private equity firms, special situation investors, alternative debt financiers and others who may be able to provide equity or debt financing to us.

The agreement has a term of six (6) months.  We agreed to pay three hundred thousand shares (300,000) shares of our common stock in exchange for their services with one hundred thousand (100,000) shares due upon execution, one hundred thousand (100,000) shares due on June 14, 2015, and the remaining one hundred thousand (100,000) shares due on August 14, 2015.

To date, we have issued 100,000 common shares to Benchmark in exchange for their services.

On February 19, 2015, we entered into an agreement with GenCap Securities, LLC (“GenCap”), to serve as the exclusive placement agent for us, on a best efforts basis, in connection with the proposed offering of up to $10,000,000 in common equity, senior secured debt, junior debt, convertible debt, and/or other instruments.

The agreement terminates upon the earlier of: (i) 90 days after execution, or (ii) consummation of an offering. After 90 days, the agreement may be terminated by either party upon 15 days notice.

We are obligated to pay to GenCap: (i) a retainer fee in the amount of $15,000 per month for a period of months which shall accrue and be payable upon financing facilitated by GenCap; and (ii) a cash placement fee of: (a) for senior and junior debt that is not convertible, 5.5% of the aggregate purchase price paid by each investor; and (b) for common equity, preferred equity and convertible debt, 12% of the aggregate purchase price paid by each investor plus warrants to purchase that number of shares of Common Stock equal to 12% of the aggregate number of shares sold in the Offering, or of the total “would be” issued securities on an “as-is” converted basis.  To date, GenCap has not located funding for us and as such, no payments have been made to GenCap.

On July 25, 2013, we entered into an agreement, amended on January 29, 2014, with Nutra Evolution whereby we were granted a license to market nutritional supplements under the TapouT XT name to retail locations worldwide.

This agreement was terminated on April 20, 2015. We presently are in negotiations for the renewal of this agreement.

Presently, Core-Mark Holdings Company is the only distributor of our products.

Website Sales

Our retail website is www.ShopNutraFuels.com. Website orders are paid for upon order. Website orders accounted for less than 3% of our revenues for the year ending December 31, 2014.

Product Quality

In developing our products, we require:

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

•

products that do not contain any substances banned by major sporting organizations such as the World Anti-Doping Agent, or WADA, NFL or MLB, or adulterated ingredients such as ephedra, androstenedione, aspartame, steroids or human growth hormones; and

•

formulations that have a minimum one-year shelf life.

Marketing Strategy

Our core marketing strategy is to brand our “Fuels Your Life” brand for those seeking to improve the quality of life through dietary supplementation. We believe that our marketing mix of TV, print, radio, billboards and in store event promotions, providing coupons along with sample products for our retail resellers to use, is an optimal strategy to increase sales.

Return and Refund Policy

We will exchange any product found to be defective. A written exchange request must be submitted when a customer returns defective or damaged products. Purchasers can apply for a refund in full amount of purchased products within 10 days of purchase. If the purchasers are not satisfied with our products for any reason, they can return products and request for an exchange. All shipping fees for product exchanges or returns must be paid by the purchaser. Historically, product returns as a percentage of our net sales have been nominal.

Patents and Trademarks

We received federal trademark registration for the expression “Spray your way to a healthier day!” that we use or intend to use to distinguish ourselves from others. All trademark registrations are protected for an initial period of five years and then are renewable after five years, if still in use, and every 10 years thereafter.

We hold the following trade names from the U.S. Patent and Trademark office:

•

NRG-X Spray

•

Micro-Blast Body Slim

•

Micro-Blast

•

Body Slim

•

Spray your way to a healthier day!

•

NUTRA FUELS

Employees

We have a total of nine (9) full-time employees as follows:

•

Our Chief Executive Officer, President and sole Director, Edgar Ward oversees our day to day operations;

•

One (1) supervisor of our manufacturing facility;

•

Four (4) full time employees who assist in our manufacturing facility;

•

One (1) Chemist;

•

One (1) Secretary; and

•

One (1) Administrative Assistant.

Part-time Employees

Neil Catania, our Vice President works closely with Edgar Ward  and provides us with approximately 60 hours per month of services.

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

Sources and Availability of Raw Materials

Raw materials used by us are available from a variety of suppliers. We maintain a good relationship with our suppliers and do not anticipate that any of our suppliers will terminate their relationship with us in the near term. We have ongoing relationships with secondary and tertiary suppliers. In the event, we are unable to obtain any of our raw materials from our suppliers, we believe that we could obtain alternative sources of any raw materials from other suppliers. We do not have contracts with our suppliers and we order our raw materials on an as-needed basis. We have not experienced any material adverse effects on our business as a result of shortages of raw materials or packaging materials used in the manufacturing of our products. An unexpected interruption or a shortage in supply of raw materials could adversely affect our business derived from these products.

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

Many of our indirect competitors are substantially larger, have more experience than us, have longer operating histories, and have materially greater financial and other resources than us.

Costs and Effects of Compliance with Environmental Laws

We are in a business that involves the use of raw materials in a manufacturing process, however, it is unlikely that such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property that could lead to liability as a landowner. Therefore, we do not anticipate that there will be any material costs associated with compliance with environmental laws and regulations.

Government Approvals

We are not required to obtain governmental approval of our products.

Product Liability

We have product liability insurance for our manufacturing activities and products in the amount of $5,000,000. Product liability claims may result in significant legal costs related to our defense of such actions if the amounts exceed our product liability insurance coverage. The design, development, and manufacture of products for human consumption involves an inherent risk of product liability claims and corresponding damage to our brand name reputation, including claims of product failure or harm caused by our products. As such, any product liability claim could adversely affect our business.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"), and to a lesser extent the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC are concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, and over-the-counter drugs. The FTC regulates the advertising of these products. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the Federal Trade Commission Act or the FDCA to the FTC or the FDA for further action, as appropriate.

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

The FDA Food Safety Modernization Act ("FSMA"), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA's authority over various aspects of food regulation. The FSMA granted the FDA mandatory recall authority when the FDA determines if there is reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Other changes include the FDA's expanded access to records; the authority to suspend food facility registrations and require high risk imported food to be accompanied by a certification; stronger authority to administratively detain food; the authority to refuse admission of an imported food if it is from a foreign establishment to which a U.S. inspector is refused entry for an inspection; and the requirement that importers verify that the foods they import meet domestic standards.

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

Item 2.     Properties

We lease an aggregate of 6,400 square feet of office and warehouse space at 6601 Lyons Rd, Suites L-6&7, Coconut Creek, FL 33073, with base rent at $5,300 per month from Lyons Corporate Park for our executive offices and manufacturing facility. Approximately 5,800 square feet is used for manufacturing and distribution. The lease term expires on January 16, 2016. We believe our facilities are suitable for our present needs.  Other than the foregoing, we do not intend to renovate, improve, or develop properties.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Market for Common Stock

Our common stock has been quoted by OTC Markets OTC Link in the OTCQB tier since May 19, 2014, under the symbol NTFU.  The OTC Markets OTC Link is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC"), equity securities. An OTC equity security is generally any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC quotation service. These bid prices represent prices quoted by broker-dealers on the OTC quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC quotation service. These bid prices represent prices quoted by broker-dealers on the OTC quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal December 31, 2014
	High		Low
First Quarter (January 1 – March 31, 2014)	$	N/A	$	N/A
Second Quarter (April 1 – June 30, 2014)		$2.00		$1.01
Third Quarter (July 1- September 30, 2014)		$1.75		$.50
Fourth Quarter (October 1 - December 31, 2014)		$1.05		$.41
First Quarter (January 1 – March 31, 2015)		$1.94		$.40

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

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

•

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

Sales of Our Common Stock under Rule 144

As of April 24, 2015, we had 22,392,114 common shares outstanding. Of these shares 15,153,635 common shares are held by non-affiliates and 7,238,479 common shares are held by affiliates, which Rule 144 of the Securities Act of 1933 defines as restricted securities. In general, persons holding restricted securities, including affiliates, as amended, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. As of the date of this report on Form 10-K, we have 15,133,635 common shares that are held by non-affiliates and eligible for public resale.   Sales of shares under Rule 144 could reduce the price of our common shares.

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

Authorized Capital Stock

We are authorized to issue 499,990,000 shares of common stock, $.0001 par value per share, and 10,000 shares of preferred stock. As of December 31, 2014 and April 24, 2015, there are 22,282,114 and 22,392,114 shares of our common stock issued and outstanding respectively. We have 50 stockholders of record, and 1,000 shares of preferred stock outstanding held by one holder, Edgar Ward, our Chief Executive Officer, President and Sole Director.

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

The Series A Shares have the following rights and preferences:

•

Each one (1) share is entitled to 500,000 votes per share on all matters submitted to our common stockholders;

•

The Series A Shares are not convertible into common shares;

•

The holders of the Series A Shares are not entitled to receive dividends or any distribution upon our liquidation or dissolution;

•

The holders of the Series A Shares cannot assign or sell the shares; and

•

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

Sales of Unregistered Securities

In the two years, prior to the filing of this Form 10-K, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities.

We believed these exemptions were available because:

•

We are not a blank check company;

•

We filed a Form D, Notice of Sales, with the SEC;

•

Sales were not made by general solicitation or advertising;

•

All certificates had restrictive legends;

•

Sales were made to persons with a pre-existing relationship to our Chief Executive Officer, President and Sole Director, Edgar Ward; and

•

Sales were made to investors who represented that they were accredited investors.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•

Access to all our books and records;

•

Access to all material contracts and documents relating to our operations; and

•

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

On February 15, 2013 we issued a $50,000 convertible note to Neil Catania. As amended, the note bears interest at a rate of 10%, and is due and payable on November 15, 2015. The note is convertible into shares of our common stock at $1.00 per share.

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

On June 7, 2013, we issued a $100,000 convertible note to Craig Hetherington. As amended, the note bears interest 10% and is due June 1, 2015. The note is convertible into shares of our common stock at $1.00 per share.

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

On July 13, 2013, we sold 142,457 common shares to Richard Scott Lohan for the price of $.35 per share or an aggregate price of $50,000.  On October 22, 2013, Mr. Lohan purchased 50,000 common shares, at the price of $1.00 per share or an aggregate price of $50,000.

On July 17, 2013, we sold 42,857 common shares to Patrick Kilcooley Jr. for the price of $.35 per share or an aggregate price of $15,000. Patrick Kilcooley Jr. is the son of Patrick Kilcooley Sr.

On August 26, 2013, we issued a $200,000 note to Craig Hetherington. As amended, the note bears interest at 15%, and is due and payable on August 26, 2015. In connection with the investment, Mr. Hetherington received 250,000 common shares and warrants to purchase 500,000 shares of our common stock at $0.75 per share at any time prior to August 26, 2015.

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

On December 17, 2013, we issued 7,329 shares of our common shares to Sherlley Baptiste for Services rendered to us. Ms. Baptiste is an employee at Hamilton & Associates Law Group P.A. We valued these shares at $.35 per share.

On December 18, 2013, we sold 25,000 common shares to John Romero Jr. for the price of $1.00 per share or an aggregate price of $25,000.

On December 28, 2013, we sold 25,000 common shares to John Seip for the price of $1.00 per share or an aggregate price of $25,000.

During February 20, 2014, we issued a $50,000 note to Dennis Poland with a maturity date of May 1, 2014 (subsequently extended to January 15, 2016. Mr. Poland also received 50,000 shares of our common stock.

On March 26, 2014, we issued a $290,000 convertible note to Craig Hetherington. As amended, the note bears interest at the rate of 10%, and is due and payable on January 15, 2016. The note is convertible into shares of our common stock at $1.00 per share. In connection with the investment, Mr. Hetherington also received warrants to purchase 500,000 shares of our common stock at $0.50 per share until March 26, 2016.

On April 25, 2014, we sold 500,000 Units to William J. Ferri in exchange for $500,000. Each one (1) unit includes 500,000 shares of common stock and warrants to purchase 500,000 common shares. Each warrant was convertible into one (1) share of our common stock at the price of $.50 at any time before April 25, 2015. To date, no warrants have been exercised.

On June 23, 2014, we issued a $30,000 convertible note to Craig Hetherington. The note bears interest at 10%, matures on June 23, 2015, and is convertible into shares of our Company at $1.00 per share.

On August 5, 2014, we issued 10,000 shares of our common stock to Jonathan Dunsmoor for services rendered to us. We valued these shares at $1.25 per share.

On August 27, 2014, we issued a $50,000 convertible note to John Hampton. The note bears interest at 10%. As amended, the note is due January 2, 2016. The note is convertible into shares of our common stock at $1.00 per share. Mr. Hampton also received 50,000 shares of our common stock in connection with the investment.

On September 2, 2014, we issued 150,000 shares of our common stock for $150,000 to Donald Brennick. In connection with the investment, we issued warrants to Mr. Brennick to purchase 150,000 shares of our common stock at an exercise price of $0.20 per share. The warrants expire on September 2, 2015.

On October 3, 2014, we issued a $60,000 convertible note to John Hampton. As amended, the note bears interest at the rate of 10%, and is due and payable on January 15, 2016. The note is convertible into shares of our common stock at the price of $1.00 per share. Mr. Hampton also received 150,000 shares of our common stock.

On October 14, 2014, we issued 60,000 shares of our common stock to Uptick Capital LLC for services rendered to us. We valued these shares at $0.80 per share.

During December 2, 2014, we issued a $30,000 note to Dennis Poland with a maturity date of May 1, 2015. Mr. Poland also received 30,000 shares of our common stock.

On March 5, 2015 we issued 60,000 shares of our common stock to Uptick Capital LLC for services rendered to us. We valued these shares at $0.60 per share.

On April 3, 2015, we issued 30,000 shares of our common stock to Barbara Ludwig at the price of $.20 per share.

On April 20, 2015, we issued 100,000 shares to Benchmark Advisory Partners, LLC for services rendered to us.

On April 21, 2015 we sold 250,000 units to William Ferri in exchange for $250,000.  Each one (1) unit contains: (i) 250,000 shares of common stock; (ii) 250,000 options (iii) and a promissory note in the amount of $250,000. The note bears interest at the rate of $10%. The options are exercisable at the higher of twenty five cents ($.25) or fifty percent (50%) of the average closing price of the Company’s shares as reported by the OTC Markets for the 10 trading days prior to the day of conversion.

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

Overview

NutraFuels, Inc. (also will be referred as, “us”, “we”, or “our”) is the producer of nutritional oral spray supplements that provides a faster and more efficient absorption of nutrients than traditional methods of delivery such as other ingestible pill, capsule and liquid products.

We were founded as NutraFuels, LLC in 2010. We have progressively added the needed equipment to expand our operations to meet the demand of consumption on a national level.

We have continually invested for the long term, adding larger facilities, purchasing necessary equipment, and other application developments to expand sales and marketing.  This has increased our costs in the near-term. Many of these investments had and will continue to occur in the advance of experiencing any near-term benefit.

During the year ending December 31, 2014, we shifted our focus on, and completed, our market research analysis for the rebranding, repackaging, and re-launch of our product line for 2015.

Components of Results of Operations

Revenues

We derive our revenues from sales of our products. We recognize our revenues from the point of sale and shipment. For the years ended December 31, 2014, and December 31, 2013, our revenues were $62,274 and $597,777, respectively. Our revenues declined during the period ending December 31, 2014 while we suspended production and distribution, and shifted our focus on market research analysis to develop, our now completed, rebranding, repackaging, and re-launch of our product line for 2015.

Should we not have sufficient revenues to meet operating costs, we will require additional capital. We have no commitments or assurances that it will ever be successful in obtaining adequate future financing.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As of December 31, 2014 we did not have sufficient cash to sustain us for the next twelve months and we will require additional capital to continue. In the event that future financing does not materialize, we may be unable to pay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Costs and Expenses

The Cost of Goods Sold was heavily concentrated in labor and overhead costs.

Advertising costs continued to be some of our largest operational expenses.  As we enter 2015 and the re-launch of our product line into the national and international market, we are anticipating more marketing expenditures to research, advertise, market, promote, and enhance our brand.

We are in process of entering into our phase 2 agreement with the Sullivan Media Group which will finalize the rebranding, repackaging, and re-launch of the NutraFuels product line.

During the 4th quarter of 2014, as a result of our brand enhancement efforts, we established an inventory reserve for our discontinued products and wrote down our net inventory value to $70,000.

The remaining significant expenses related to professional fees associated with our SEC filings and accrued interest as it relates to debt securities issued from current and prior years.

Results of Operations

In comparison to the prior year, sales have decreased by 90%.  As of December 31, 2014, we suspended production and distribution due to our shifted interest in market research analysis, rebranding, repackaging, and re-launch. Starting in the beginning of the 2015 year, we have successfully completed these concentrations.

Advertising costs have been driven by marketing research and the implementation of the rebranding initiatives.

Selling, General, and Administrative Costs are lower than the prior year, as there has been less stock compensation issued for services performed by employees or outside parties.

Finally, interest expense is higher due to the issuance of debt securities to finance operations.

Liquidity and Capital Resources

In addition to revenue, our primary source of cash stems from issuance of equity and debt securities.  We are dependent upon the proceeds from the offer and sale of securities to fund our operations.

	Years Ending Ended December 31,
	2014	2013
Net Cash used in Operating Activities	(1,231,077)	(902,486)

Net cash used in Investing Activities	(27,125)	(239,009)

Net provided by Financing Activities	1,220,000	1,060,000

Operating

During the year ended December 31, 2014, in addition to fixed & variable overhead costs, other operational expenditures primarily consisted of inventory purchases, payments to vendors, professional fees, and advertising costs.

Investing

During the year ended December 31, 2014, our investments in fixed assets were limited to equipment purchases.

Financing

Our cash inflow from financing related to the issuance of debt and equity securities.  During the year ended December 31, 2014, we received an aggregate of $1,220,000 from the sale of securities as follows:

•

an operating note payable in the amount of $30,000 on December 19, 2014.

•

a note payable with shares of common stock in the amount of $30,000 on December 2, 2014.

•

the sale of 30,000  common shares at a price of $1.00 per share, on November 10, 2014.

•

an operating note payable in the amount of $25,000 on November 10, 2014.

•

a convertible note with shares of common stock in the amount of $60,000 on October 3, 2014.

•

the sale of 150,000 common shares at a price of $1.00 per share, on September 2, 2014,

•

a note payable with shares of common stock in the amount of $50,000 on August 27, 2014,

•

a convertible note in the principal amount of $30,000 on June 23, 2014,

•

the sale of 500,000 common shares at the price of $1.00 per share or an aggregate of $500,000, on April 25, 2014.

•

a convertible note with attached warrants in the principal amount of $290,000 on March 26, 2014,

•

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

Item 8.   Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

            F-1

Balance Sheets

F-3

Statements of Operations

F-4

Statement of Stockholders’ Equity (Deficit)

F-5

Statements of Cash Flows

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of NutraFuels, Inc.

Coconut Creek, Florida

We have audited the accompanying balance sheet of NutraFuels, Inc. (the “Company”) at December 31, 2014, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2014.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutraFuels, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has sustained recurring losses from operations and has working capital and accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Daszkal Bolton, LLP Fort Lauderdale, Florida April 24, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

NutraFuels, Inc.

Coconut Creek, Florida

We have audited the accompanying balance sheets of NutraFuels, Inc. (the “Company”), as of December 31, 2013, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NutraFuels, Inc. as of December 31, 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE BAILEY, LLP

www.malonebailey.com

Houston, Texas

May 5, 2014

NutraFuels, Inc

BALANCE SHEETS

ASSETS
	December 31, 2014	December 31, 2013

Current Assets
Cash	$ 25,053	$ 63,255
Accounts Receivable, net	1,679	10,068
Subscription Receivable	-	25,000
Inventory, net	70,000	274,925
Total Current Assets	96,732	373,247

Property, Plant and Equipment, net
of accumulated depreciation of $98,534 and $768, respectively	248,963	274,282
TOTAL ASSETS	$ 345,695	$ 647,529

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 34,010	$ 109,707
Accrued Liabilities	236,280	41,099
Convertible Debt, net of discount of $162,160 and $87,177	617,840	262,823
Convertible Debt - Related Party	210,000	210,000
Notes Payable, net of discount of $8,106	46,894	-
Notes Payable - Related Party	150,000	95,000
Total Current Liabilities	1,295,024	718,629

Commitments and Contingencies

Shareholders' Deficit
Preferred Stock: par value .0001; Authorized 10,000; issued
and outstanding 1,000 and 1,000, respectively	-	-
Common Stock: par value .0001; Authorized 499,990,000; issued
and outstanding 22,282,114 and 21,238,408, respectively	2,228	2,124
Additional Paid-In Capital	3,904,936	2,707,549
Accumulated Deficit	(4,856,493)	(2,780,773)
Total Stockholders' Deficit	(949,329)	(71,100)

Total Liabilities and Shareholders' Deficit	$ 345,695	$ 647,529

NutraFuels, Inc.

STATEMENT OF OPERATIONS

	For the Year Ended December 31
	2014	2013

Revenue	$ 62,274	$ 597,777

Cost of Revenues	352,322	346,961
Gross Profit	(290,048)	250,816

Operating Expenses:
Advertising and Promotion	282,188	274,528
Administrative Salaries	181,700	107,500
General and Administrative	824,065	1,839,866
Depreciation Expense	52,443	45,324
Total Operating Expenses	1,340,396	2,267,218

Other Income (Expense)
Settlement of Accounts Payable	7,956	-
Interest Income	15	-
Interest Expense	(453,247)	(66,955)

Loss Before Income Taxes	(2,075,720)	(2,083,359)

Incomes Taxes	-	-

Net Loss	$ (2,075,720)	$ (2,083,357)

Net Loss Per Common Share - Basic and Diluted	$ (0.10)	$ (0.11)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,749,315	18,416,915

NutraFuels, Inc.

STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Preferred Stock
	Shares	Par	Shares	Par	Additional Paid In Capital	Accumulated Deficit	Stockholders' Deficit
Balances at
December 31, 2012	15,485,715	$ 1,549	1,000	-	$ 528,761	$ (697,414)	$ (167,104)

Shares Issued for Cash	1,407,138	140			639,860		640,000

Shares Issued for Services	3,666,984	367			1,277,193		1,277,560

Shares Issued for Conversion of Debt	428,571	43			149,957		150,000

Shares Issued for the Issuance of Debt	250,000	25			38,561		38,586

Warrants issued for the Issuance of Debt					73,217		73,217

Net Loss						(2,083,359)	(2,083,359)

Balances at
December 31, 2013	21,238,408	2,124	1,000	-	2,707,549	(2,780,773)	(71,100)

Shares and Warrants Issued for Cash	680,000	68			679,932		680,000

Shares Issued for Services	83,706	8			77,303		77,311

Shares Issued upon Conversion of Debt					21,600		21,600

Shares Issued for the Issuance of Debt	280,000	28			128,552		128,580

Warrants issued for the Issuance of Debt					290,000		290,000

Net Loss						(2,075,720)	(2,075,720)

Balances at
December 31, 2014	22,282,114	$ 2,228	1,000	-	$ 3,904,936	$ (4,856,493)	$ (949,329)

NutraFuels, Inc.

STATEMENT OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES
Net Loss	$ (2,075,720)	$ (2,083,359)
Adjustments to reconcile net loss to net cash used in operations:
Stock Compensation	77,311	1,277,560
Depreciation	52,443	45,324
Bad debt expense	(67,042)	127,321
Amortization of Debt Discount	357,091	24,626
Gain on Settlement of Payable	(7,956)	-
Inventory Valuation Reserve	193,823	-

Changes in operating assets and liabilities:
Accounts receivable	75,431	(135,180)
Subscription Receivable	25,000	-
Inventory	11,102	(253,592)
Accrued expenses	195,181	36,877
Accounts payable	(67,741)	57,937
Net Cash used in Operating Activities	(1,231,077)	(902,486)

INVESTING ACTIVITIES
Purchase of fixed assets	(27,125)	(239,009)
Net cash used in Investing Activities	(27,125)	(239,009)

FINANCING ACTIVITIES
Common stock issued for cash	680,000	615,000
Capital Contributions	-	-
Borrowings on Debt	510,000	300,000
Borrowings on Debt - Related Party	55,000	455,000
Repayments of Debt - Related Party	-	(310,000)
Repayments of Debt	(25,000)	-
Net provided by Financing Activities	1,220,000	1,060,000

Net Cash Decrease in Cash	(38,202)	(81,495)
Cash at beginning of Year	63,255	144,750
Cash at end of Year	$ 25,053	$ 63,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Income Taxes	$ -	$ -
Interest	$ -	$ -

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt Discount from Beneficial Conversion Feature	$ 53,954	$ -
Shares issued for the Issuance of Debt	$ 96,198	$ 111,803
Warrants issued for the issuance of Debt	$ 290,000	$ -
Shares issued for conversion of Debt	$ -	$ 150,000
Shares issued for subscription receivable	$ -	$ 25,000

Notes to Unaudited Financial Statements

Note 1 – Description of Business Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

NutraFuels, Inc. (“We”, or the “Company”) is the producer and distributor of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption.

Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Note -2 Significant Accounting Policies

Cash and cash equivalents – Cash equivalents are highly liquid investments with an original maturity of three months or less.  The Company had no cash equivalents at December 31, 2013 or 2014.

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

Note 3 – Going Concern

These accompanying financial statements have been prepared assuming that we will continue as a going concern.  As shown in the accompanying financial statements, we have sustained losses from inception, including net losses in excess of $2.0 million for the year ended December 31, 2014, and have working capital and accumulated deficits that raise substantial doubt about our ability to continue as a going concern.  In response to these conditions, we may raise additional capital through the sale of debt or equity securities, or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment consisted of the following at December 31,

	2014	2013
Beginning Balance	$274,282	$80,597
Additions: Equipment	27,124	148,588
Additions: Leasehold Improvements	-	90,421
Depreciation	(52,443)	(45,323)
Ending Balance	$248,963	$274,283

Note 5 – Convertible Debt

On March 26, 2014, we issued a $290,000 convertible note.  The note bears interest at 10%, with an initial maturity of March 26, 2015 (subsequently amended to January 15, 2016), and is convertible into shares of our common stock at $1.00 per share.  The investor also received warrants to purchase 500,000 shares of our common stock at $0.50 per share with a two-year exercise term.

We evaluated the warrants for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s own stock, and concluded that the warrants meet the criteria for classification in stockholders' equity.  We allocated the proceeds received to the debt, stock, and warrants based on their relative fair values.  We determined the fair value of the warrants using a Black-Scholes option pricing model with the following inputs:

Risk-free interest rate	0.45%
Dividend yield	-%
Volatility factor	145%
Expected life (years)	2

The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have a trading history from which to determine historical volatility.

The proceeds were allocated between the securities issued based on their relative fair values, as follows:

Relative fair value of warrants	$167,477
Relative fair value of note payable	$122,553

Because the price for recent sales of our common stock exceeded the effective conversion price, we also recognized a beneficial conversion right of $122,553.  The total discount on the note of $290,000 is being amortized and recognized as additional interest over the life of the note.  At December 31, 2014, the unamortized discount is $147,645.

On June 7, 2013, we issued a $100,000 convertible note.  The note bears interest 10%, had an original due date of June 1, 2014 (subsequently amended to June 1, 2015), and is convertible by the holder into shares of our common stock at $1.00 per share.

On August 26, 2013, we issued a $200,000 note.  The note bears interest at 15%, and had an original due date of August 26, 2014 (subsequently extended to August 26, 2015). The investor received 250,000 common shares and warrants to purchase 500,000 shares of our common stock at $0.75 per share at any time prior to August 26, 2015.

On June 23, 2014, we issued a $30,000 convertible note.  The note bears interest at 10%, matures on June 23, 2015, and is convertible into shares of our Company at $1.00 per share. Because the market price for our common stock on the date of the note exceeded the note’s conversion price of $1.00 per share, we recognized a beneficial conversion feature of $21,600 as a discount on the note.  The discount is being amortized as additional interest over the life of the note.  At December 31, 2014, the unamortized discount is $14,080.

We evaluated the conversion features embedded in the two notes payable described above for derivative accounting in accordance with ASC 815-40, Derivatives and Hedging embedded in the modified notes payable for derivative accounting in accordance with the criteria for classification in stockholders' equity.

On August 27, 2014, we issued a $50,000 convertible note.  The note bears interest at 10%, had an initial maturity of January 2, 2015 (subsequently extended to January 15, 2016), and is convertible into shares of our common stock at $1.00 per share.  The investor also received 50,000 shares of our common stock.

The proceeds were allocated between the securities issued based on their relative fair values, as follows:

Relative fair value of shares	$27,778
Relative fair value of conversion feature	$22,222

The note has been fully discounted in the amount of $50,000, which is being amortized over the initial term of the note.  At December 31, 2014, the unamortized balance on the debt discount is $465.

During October 2014, we issued a $60,000 convertible note.  The note bears interest at 10%, had an initial maturity of November 2, 2014 (subsequently extended to January 15, 2016) and is convertible into shares of our common stock at $1.00 per share. The investor also received 150,000 shares of our common stock.

The proceeds were allocated between the securities issued based on their relative fair values, as follows:

Relative fair value of shares	$43,448
Relative fair of note payable	$16,552

Because the price for recent sales of our common stock exceeded the effective conversion price, we also recognized a beneficial conversion right of $16,552.  The total discount on the note of $60,000 has been recognized as additional interest over the initial term of the note.

On November 15, 2012, we issued a $50,000 convertible note.  The note bears interest at 10%, with an original maturity of November 15, 2013 (subsequently extended to January 15, 2016), and convertible into shares of our common stock at $1.00 per share.

Note 6 – Notes Payable

During February 2014, we issued a $50,000 note with an initial maturity date of May 1, 2014 (subsequently extended to January 15, 2016).  The investor also received 50,000 shares of our common stock.

The proceeds were allocated between the securities issued based on their relative fair values, as follows:

Relative fair value of stock	$25,000
Relative fair value of note payable	$25,000

The discount on the note of $25,000 has been recognized as additional interest over the initial term of the note.

The note matured on May 1, 2014 and remains unpaid.

During December 2014, the Company issued a $30,000 note with a maturity date of May 1, 2015.  The investor also received 30,000 shares of our common stock. The proceeds were allocated between the securities issued based on their relative fair values, as follows:

Relative fair value of stock	$10,132
Relative fair value of note payable	$19,868

The discount of the note of $10,132 is being amortized and recognized as additional interest over the term of the note.  At December 31, 2014, the unamortized discount was $8,106.

Note 7 – Notes Payable – Related Party

At December 31 2014, we are indebted to Neil Catania, our vice president, for $360,000, inclusive of $210,000 of convertible notes payable, as described below:

On November 15, 2012, we issued a $160,000 convertible note. The note bears interest at 10% with an initial maturity of November 15, 2014 (subsequently extended to November 15, 2015), and is convertible into shares of our common stock at $1.00 per share.

On February 15, 2013 we issued a $50,000 convertible note.  The note bears interest at 10%, with original maturity of May 15, 2014 (subsequently modified to November 15, 2015), and is convertible into shares of our common stock at $1.00 per share.

Note 8 – Shareholders’ Equity

During April 2014, we issued 500,000 of our common stock for $500,000.  In connection with the stock sale, we issued warrants to purchase 500,000 shares at an exercise price of $0.50 per share.  The warrants have a one-year term.

During September 2014, we issued 150,000 shares of our common stock for $150,000.  In connection with the stock sale, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $0.20 per share.  The warrants have a one-year term.

During November 2014, we issued 30,000 shares of common stock for $30,000.

During 2014, we issued 70,000 shares of our common stock for services, which had a fair value of $77,311.

Note 9 – Commitments & Contingencies

Operating Lease

We lease our office and warehouse facilities under an operating lease in Coconut Creek, Florida. The lease expires in February 2016.  The minimum lease payments required for the remaining term of the lease are as follows:

12/31/15	12/31/16
$43,947	$7,360

Contractual Obligations

During January 2014, we were granted a license to market nutritional supplements under the TapouT XT name to retail locations worldwide. Under the license agreement, we were required to pay a royalty fee to Nutra Evolution of 12.5% of net sales. The agreement provided us with an initial test period of four years, until January 31, 2018, to distribute the product. We paid $85,000 in conjunction with the license. At the expiration of this four year period, we had the option to extend the license for three (3) consecutive three (3) year terms.

The agreement originally required the company to pay minimum royalties of $400,000 during the first contract year; $750,000 during the second contract year and $1,000,000 each year thereafter.  Subsequent to December 31, 2014, we terminated the license agreement and no longer are obligated to pay the minimum royalties.

In late April 2014, we entered into an agreement with Sullivan Media Group, a Nevada corporation, to conduct market research in promotion of our NutraFuels brand, at a cost of $104,500.

On May 26, 2014, we entered into a 36-month agreement with SRC Sales Inc., a Massachusetts corporation (“SRC Sales”), as the exclusive distributor of our products to certain retailers (the “Retailer Accounts”, defined as a retailer with more than 200 locations) in the United States and Canada.  We agreed to pay a 7% commission based on sales derived from any Retailer Account obtained from the efforts of SRC Sales.  As part of the agreement, we will issue 50,000 restricted shares of our common stock to SRC Sales for each new Retailer Account, and 50,000 shares for each order of $500,000.

Contingencies

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. We not aware of any pending or threatened lawsuits or proceedings which would have a material effect on our financial position, liquidity, or results of operations.

Note 10 – Income Taxes

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of our assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in our tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

	2014	2013
Net operating loss carryforward	$ 1,623,122	$ 917,505
Fixed Assets	(3,465)	(483)
Valuation Allowance	(1,623,250)	(917,022)
	$ -	$ -

With respect to the cumulative net operating loss carryforward of $1,623,122, we have established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of our utilization of the operating losses in future periods.  A reconciliation of our effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Tax on income before income tax	34.00%	34.00%
Effect of non-temporary differences	(0.17)%	(0.12)%
Change in valuation allowance	(33.83)%	(33.88)%
	-	-

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria.  We cannot predict if any significant increases or decreases will occur within the next twelve months.

We file income tax returns in the United States federal jurisdiction and no other jurisdiction.

Note 11 – Subsequent Events

In February 2015, we issued 25,000 shares of our common stock to an investor for $25,000, or $1.00 per share.

In March 2015, we issued 60,000 shares of our common stock for services performed.

During the first quarter of 2015, we issued notes payable aggregating to $190,000.

In April 2015 we issued a convertible note for $250,000.00

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 9, 2015, we terminated our former auditor, Malone Bailey, LLP and engaged Daszkal Bolton, LLP as our auditors.

Our financial statements as of and for the year ended December 31, 2013, respectively included in this report have been audited by Malone Bailey, LLP as set forth in this Report on Form 10-K.

Our financial statements as of and for the year ended December 31, 2014, respectively included in this report have been audited by Daszkal Bolton LLP as set forth in this Report on Form 10-K.

There have been no disagreements with Malone Bailey LLP regarding accounting and financial disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2014, the Company’s internal controls over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2014, the Company determined that the following items constituted a material weakness:

•

The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function;

•

The Company’s accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties; and

•

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office are required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Edgar Ward	43	Chief Executive Officer, President, Director

Neil Catania	52	Vice President

Edgar Ward, Chief Executive Officer, President and Director

From April 1, 2010 to present, Edgar Ward has served as our Chief Executive Officer, President and Sole Director. From January 1, 2008, until June 30, 2010, Mr. Ward was the Chief Executive Officer at SkyRockit Records.

Mr. Ward’s services to us include day to day operations of our manufacturing facility and management of our company.

As our Chief Executive Officer, President and Sole Director, Mr. Ward brings his experience in managing our day to day operations.

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

As our Vice President Mr. Catania brings his experience in financial services and executive management to our day to day operations.

Family Relationships and Other Matters

Nicholas Ward, the holder of 25,000 shares of our common shares is the adult son of our Chief Executive Officer, President and sole Director, Edgar Ward. Apart from this relationship, there are no family relationships between our shareholders, officers, and directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

• Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

•

Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; and/or

•

Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Corporate Governance

We have one member of our Board of Directors, Edgar Ward who is also our Chief Executive Officer, President and majority shareholder.

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

Item 11.   Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2014 and 2013.

Name	Position	Year	Salary	Bonus/ Stock Awards	Option	Non-equity incentive plan compensation	Non-qualified deferred compensation	All other Compensation	Total

Edgar Ward(1)	Chief Executive Officer President, Director	2014	$188,877	0	0	$0(1)	0	0	$188,877
		2013	$107,500	0	0	$600,000(2)	0	0	$707,500

Neil	Vice	2014	0		0	0	0	0	0
Catania(3)	President,	2013	0		0	$272,300(2)	0	0	$272,300

(1) This amount reflects 1,000,000 common shares we issued to Mr. Ward on September 3, 2013, which we valued at $.35 per share.

(2) This amount reflects 428,571 common shares issued to Neil Catania on May 17, 2013 and 350,000 common issued on September 3, 2013, which we valued at $.35 per share.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2014.

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

We paid our Chief Executive Officer, President and Sole Director Edgar Ward, $188,877 and $107,500 for the years ending December 31, 2014, and 2013, respectively. We based Mr. Ward’s salary and stock bonuses upon the hours committed, his experience and the level of skill required to perform services rendered. Until November 20, 2012, Mr. Ward was our sole officer and director.

On November 26, 2012, 100% of the holders of our membership interests approved our conversion from Florida Limited Liability Company to a Florida corporation. In connection with the foregoing, 100% of the membership interest holders approved our Articles of Incorporation and the Certificate of Designation of our Series A preferred stock. The Certificate of Designation:  (i) established 1,000 of the 10,000 authorized shares of preferred stock as the Series A Preferred Stock; (ii) granted the 1,000 shares of our Series A Preferred Stock to our Chief Executive Officer, President and Sole Director, Edgar Ward.

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

There are no agreements that require Edgar Ward, our Chief Executive Officer, President and Sole Director or Neil Catania, our Vice President to continue to provide services to us as our officers and directors.

On May 17, 2013, we issued 428,571 common shares and on September 3, 2013, we issued an additional 350,000 common shares to Neil Catania which we valued at $.35 per share, for services rendered.

Mr. Catania received no compensation during 2014.

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

•

any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

•

any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•

any option or equity grant;

•

any non-equity incentive plan award made to a named executive officer;

•

any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

•

any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of the date of April 24, 2015, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

Title of Class	Position	Amount Beneficial Ownership (1)	Direct Ownership	Indirect Ownership	Percent of Class
COMMON	Edgar Ward (2) Chief Executive Officer Director	6,103,385	6,103,385	0	27.57%
COMMON	Neil Catania (3) Vice - President	3,654,941	3,654,941	0	16.51%
COMMON	Mike Caputo	1,147,451	1,147,451	0	5.18%
COMMON	Lee White	2,687,475	2,687,475	0	12.14%
COMMON	Craig Hetherington (4)	2,278,385	2,278,385	0	10.29%
COMMON	All officers and directors as a Group (2 persons)	-	-	0	-
SERIES A PREFERRED SHARES	Edgar Ward (2) Chief Executive Officer	1,000	1,000	0	100%
SERIES A PREFERRED SHARES	Neil Catania Vice-President	0	0	0	0%
SERIES A PREFERRED SHARES	All officers and directors as a Group (2 persons)	1,000	1,000	0	100%

(1)

This table is based upon information derived from our stock records. Applicable percentages are based upon 22,142,115 shares of common stock outstanding.

(2)

As a result of Mr. Ward’s ownership of 6,103,385 common shares and 1,000 Series A preferred shares he holds 97.5% of the votes on all matters submitted to a vote of our stockholders.

(3)

 The amount reflected for Neil Catania includes 3,403,571 shares held directly and 251,370 shares issuable upon conversion of outstanding promissory notes at the per share price of $1.00.

(4)

The amount reflected for Craig Hetherington includes 578,571 common shares held directly, 1,000,000 warrants, half of which are exercisable at the price of $.75 per share and half at $.50 per share and 699,814 shares issuable upon conversion of outstanding promissory notes at the conversion price of $1.00 per share.

Unless otherwise indicated in the footnotes to this table are subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Stock Issuances to Management

On May 5, 2013, we issued 714,285 shares and on September 3, 2013, we issued 1,000,000 shares to Edgar Ward for services which we valued at $.35 per share.

On May 17, 2013, we issued 428,571 common shares and on September 3, 2013, we issued an additional 350,000 common shares to Neil Catania which we valued at $.35 per share, for services.

Loans from Management & Shareholders

At December 31 2014, we are indebted to Neil Catania, our vice president, for $360,000, inclusive of $210,000 of convertible notes payable, as described below:

On November 15, 2012, we issued a $160,000 convertible note to Neil Catania. As amended, the note bears interest at 10% and is due on November 15, 2015. The note is convertible into shares of our common stock at $1.00 per share.

On February 15, 2013 we issued a $50,000 convertible note to Neil Catania.  As amended, the note bears interest at 10%, and is due on November 15, 2015. The note is convertible into shares of our common stock at $1.00 per share.

On June 7, 2013, we issued a $100,000 convertible note to Craig Hetherington. As amended, the note bears interest 10% and is due June 1, 2015. The note is convertible into shares of our common stock at $1.00 per share.

On August 26, 2013, we issued a $200,000 note to Craig Hetherington. As amended, the note bears interest at 15%, and is due and payable on August 26, 2015. In connection with the investment, Mr. Hetherington received 250,000 common shares and warrants to purchase 500,000 shares of our common stock at $0.75 per share at any time prior to August 26, 2015.

During February 20, 2014, we issued a $50,000 note to Dennis Poland with a maturity date of May 1, 2014 (subsequently extended to January 15, 2016. Mr. Poland also received 50,000 shares of our common stock.

On March 26, 2014, we issued a $290,000 convertible note to Craig Hetherington. As amended, the note bears interest at the rate of 10%, and is due and payable on January 15, 2016. The note is convertible into shares of our common stock at $1.00 per share. In connection with the investment, Mr. Hetherington also received warrants to purchase 500,000 shares of our common stock at $0.50 per share until March 26, 2016.

On April 25, 2014, we sold 500,000 Units with notes to William J. Ferri in exchange for $500,000. Each one (1) unit includes 500,000 shares of common stock and warrants to purchase 500,000 common shares. Each warrant was convertible into one (1) share of our common stock at the price of $.50 at any time before April 25, 2015. To date, no warrants have been exercised.

On June 23, 2014, we issued a $30,000 convertible note to Craig Hetherington. The note bears interest at 10%, matures on June 23, 2015, and is convertible into shares of our Company at $1.00 per share.

On August 27, 2014, we issued a $50,000 convertible note to John Hampton. The note bears interest at 10%. As amended, the note is due January 2, 2016. The note is convertible into shares of our common stock at $1.00 per share. Mr. Hampton also received 50,000 shares of our common stock in connection with the investment.

On October 3, 2014, we issued a $60,000 convertible note to John Hampton. As amended, the note bears interest at the rate of 10%, and is due and payable on January 15, 2016. The note is convertible into shares of our common stock at the price of $1.00 per share. Mr. Hampton also received 150,000 shares of our common stock.

During December 2, 2014, we issued a $30,000 note to Dennis Poland with a maturity date of May 1, 2015. Mr. Poland also received 30,000 shares of our common stock.

On April 21, 2015 we sold 250,000 Units with notes to William Ferri in exchange for $250,000.  Each one (1) unit contains: (i) 250,000 shares of common stock; (ii) 250,000 options (iii) and a promissory note in the amount of $250,000. The note bears interest at the rate of $10%. The options are exercisable at the higher of twenty five cents ($.25) or fifty percent (50%) of the average closing price of the Company’s shares as reported by the OTC Markets for the 10 trading days prior to the day of conversion.

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

•

the director is, or at any time during the past three years was, an employee of the company;

•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.   Principal Accounting Fees and Services

Audit Fees

For our fiscal years ended December 31, 2014 and December 31, 2013, we were billed approximately $32,500 and $16,750 respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2014 and December 31, 2013.

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

10.7. June 7, 2013 Agreement between Nutrafuels, Inc. and Craig Hetherington (2)

10.8. August 26, 2013 Agreement between Nutafuels, Inc. and Craig Hetherington (2)

10.9. Form of Purchase Order Alpine (3)

10.10. Core-Mark Vendor Program Agreement (3)

10.11. Form of Invoice (3)

10.12 Note Agreement Dennis Poland (4)

10.13 Unit Subscription Agreement with William J. Fieri (4) dated March 15, 2014

10.14 Amendment to Tapout Agreement dated January 29, 2014 (4)

10.15 Agreement with Uptick Capital (5)

10.16 Agreement with Benchmark Advisory (5)

10.17 Agreement with GenCap Securities (5)

10.18 Amended March 26, 2014 note - Craig Hetherington (5)

10.19 Amended January 15, 2015 note -Dennis Polland (5)

10.20 Amended August 27, 2014 note - John Hampton (5)

10.21 Amended November 15, 2012 note - Mike Smyth (5)

10.22 Amended October 3, 2014 note - John Hampton (5)

10.23 Unit Subscription Agreement with William J. Fieri dated d April 20, 2015(5)

31.1

 Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)

32.1

 Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on September 26, 2013.

(2) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on October 31, 2013.

(3) Incorporated by reference to our Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 5, 2013.

(4) Incorporated by reference to our Form 10-K annual report for the year ending December 31, 2013, filed with Securities and Exchange Commission on May 5, 2015.

(5) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2015

NutraFuels, Inc.

  /s/ Edgar Ward

Name: Edgar Ward

Position: Chief Executive Officer

Principal Executive Officer
Chief Financial Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/s/ Edgar Ward____________

        Edgar Ward

Title:

Chief Executive Officer

Principal Executive Officer

Chief Financial Officer, Principal Financial Officer

April 27, 2015