Form 10-K/A
period 2014-12-31
NUTRAFUELS INC
filed 2015-04-29
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment to our Annual Report on Form 10-K for the year ending December 31, 2014, filed with the Securities and Exchange Commission on April 27, 2015, to amend certain financial information in the report.

Table of Contents

PART I PAGE
Item 1. Business 5

Item 1A. Risk Factors 14

Item 2. Properties 14

Item 3. Legal Proceedings 15

Item 4. Mine Safety Disclosures 15

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters 15

Item 6. Selected Financial Data 23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation 24

Item 8. Financial Statements and Supplementary Data 28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 40

Item 9A. Controls and Procedures 41

PART III

Item 10. Directors, Executive Officers and Corporate Governance 42

Item 11. Executive Compensation 44

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 47

Item 13. Certain Relationships and Related Transactions, and Director Independence 49

Item 14. Principal Accounting Fees and Services 51

PART IV

Item 15. Exhibits, Financial Statement Schedules 52
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

During February 20, 2014, we issued a $50,000 note to Dennis Poland with a maturity date of May 1, 2014 (subsequently extended to January 15, 2016 ) .. Mr. Poland also received 50,000 shares of our common stock.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors”.

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

Should we not have sufficient revenues to meet operating costs, we will require additional capital. We have no commitments or assurances that it will ever be successful in obtaining adequate future financing.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As of December 31, 2014 we did not have sufficient cash to sustain us for the next twelve months and we will require additional capital to continue. In the event that future financing does not materialize, we may be unable to pay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Financing

Our cash inflow from financing related to the issuance of debt and equity securities.  During the year ended December 31, 2014, we repaid $25,000 and received an aggregate of $1,245,000 from the sale of securities as follows:

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

Item 8.   Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

            F-1

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Shareholders’ Deficit

F-5

Statements of Cash Flows

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NutraFuels, Inc.

Coconut Creek, Florida

We have audited the accompanying balance sheet of NutraFuels, Inc. (the “Company”) at December 31, 2014, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2014.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has sustained recurring losses from operations and has working capital and accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Daszkal Bolton, LLP Fort Lauderdale, Florida April 29, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

NutraFuels, Inc.

Coconut Creek, Florida

We have audited the accompanying balance sheets of NutraFuels, Inc. (the “Company”), as of December 31, 2013, and the related statements of operations, shareholders’ deficit, and cash flows for each of the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ MALONE BAILEY, LLP

www.malonebailey.com

Houston, Texas

May 5, 2014

NutraFuels, Inc

BALANCE SHEETS

ASSETS
	December 31, 2014	December 31, 2013

Current Assets
Cash	$ 25,053	$ 63,255
Accounts Receivable, net	1,679	10,068
Subscription Receivable	-	25,000
Inventory, net	70,000	274,925
Total Current Assets	96,732	373,247

Property, Plant and Equipment, net
of accumulated depreciation of $98,534 and $768, respectively	248,963	274,282
TOTAL ASSETS	$ 345,695	$ 647,529

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 34,010	$ 109,707
Accrued Liabilities	236,280	41,099
Convertible Debt, net of discount of $162,160 and $87,177	617,840	262,823
Convertible Debt - Related Party	210,000	210,000
Notes Payable, net of discount of $8,106	46,894	-
Notes Payable - Related Party	150,000	95,000
Total Current Liabilities	1,295,024	718,629

Commitments and Contingencies

Shareholders' Deficit
Preferred Stock: par value .0001; Authorized 10,000; issued
and outstanding 1,000 and 1,000, respectively	-	-
Common Stock: par value .0001; Authorized 499,990,000; issued
and outstanding 22,282,114 and 21,238,408, respectively	2,228	2,124
Additional Paid-In Capital	3,904,936	2,707,549
Accumulated Deficit	(4,856,493)	(2,780,773)
Total Shareholders’ Deficit	(949,329)	(71,100)

Total Liabilities and Shareholders' Deficit	$ 345,695	$ 647,529

See accompanying notes to the financial statements.

NutraFuels, Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31
	2014	2013

Revenue	$ 62,274	$ 597,777

Cost of Revenues	352,322	346,961
Gross Profit	(290,048)	250,816

Operating Expenses:
Advertising and Promotion	282,188	274,528
Administrative Salaries	181,700	107,500
General and Administrative	824,065	1,839,866
Depreciation Expense	52,443	45,324
Total Operating Expenses	1,340,396	2,267,218

Other Income (Expense)
Settlement of Accounts Payable	7,956	-
Interest Income	15	-
Interest Expense	(453,247)	(66,955)

Loss Before Income Taxes	(2,075,720)	(2,083,359)

Incomes Taxes	-	-

Net Loss	$ (2,075,720)	$ (2,083,357)

Net Loss Per Common Share - Basic and Diluted	$ (0.10)	$ (0.11)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,749,315	18,416,915

See accompanying notes to the financial statements.

NutraFuels, Inc.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Preferred Stock
	Shares	Par	Shares	Par	Additional Paid In Capital	Accumulated Deficit	Shareholders' Deficit
Balances at
December 31, 2012	15,485,715	$ 1,549	1,000	-	$ 528,761	$ (697,414)	$ (167,104)

Shares Issued for Cash	1,407,138	140			639,860		640,000

Shares Issued for Services	3,666,984	367			1,277,193		1,277,560

Shares Issued for Conversion of Debt	428,571	43			149,957		150,000

Shares Issued for the Issuance of Debt	250,000	25			38,561		38,586

Warrants issued for the Issuance of Debt					73,217		73,217

Net Loss						(2,083,359)	(2,083,359)

Balances at
December 31, 2013	21,238,408	2,124	1,000	-	2,707,549	(2,780,773)	(71,100)

Shares and Warrants Issued for Cash	680,000	68			679,932		680,000

Shares Issued for Services	83,706	8			77,303		77,311

Beneficial Conversion Feature of Convertible Debt					21,600		21,600

Shares Issued for the Issuance of Debt	280,000	28			128,552		128,580

Warrants issued for the Issuance of Debt					290,000		290,000

Net Loss						(2,075,720)	(2,075,720)

Balances at
December 31, 2014	22,282,114	$ 2,228	1,000	-	$ 3,904,936	$ (4,856,493)	$ (949,329)

See accompanying notes to the financial statements.

NutraFuels, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES
Net Loss	$ (2,075,720)	$ (2,083,359)
Adjustments to reconcile net loss to net cash used in operations:
Stock Compensation	77,311	1,277,560
Depreciation	52,443	45,324
Bad debt expense	(67,042)	127,321
Amortization of Debt Discount	357,091	24,626
Gain on Settlement of Payable	(7,956)	-
Inventory Valuation Reserve	193,823	-

Changes in operating assets and liabilities:
Accounts receivable	75,431	(135,180)
Subscription Receivable	25,000	-
Inventory	11,102	(253,592)
Accrued expenses	195,181	36,877
Accounts payable	(67,741)	57,937
Net Cash used in Operating Activities	(1,231,077)	(902,486)

INVESTING ACTIVITIES
Purchase of fixed assets	(27,125)	(239,009)
Net cash used in Investing Activities	(27,125)	(239,009)

FINANCING ACTIVITIES
Common stock issued for cash	680,000	615,000
Borrowings on Debt	510,000	300,000
Borrowings on Debt - Related Party	55,000	455,000
Repayments of Debt - Related Party	-	(310,000)
Repayments of Debt	(25,000)	-
Net cash provided by Financing Activities	1,220,000	1,060,000

Net Decrease in Cash	(38,202)	(81,495)
Cash at beginning of Year	63,255	144,750
Cash at end of Year	$ 25,053	$ 63,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Income Taxes	$ -	$ -
Interest	$ -	$ -

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt Discount from Beneficial Conversion Feature	$ 53,954	$ -
Shares issued for the Issuance of Debt	$ 96,198	$ 111,803
Warrants issued for the issuance of Debt	$ 290,000	$ -
Shares issued for conversion of Debt	$ -	$ 150,000
Shares issued for subscription receivable	$ -	$ 25,000

See accompanying notes to the financial statements.

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

Property and equipment – Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 12 years.

Note 3 – Going Concern

These accompanying financial statements have been prepared assuming that we will continue as a going concern.  As shown in the accompanying financial statements, we have sustained losses from inception, including net losses in excess of 2.1 million for the year ended December 31, 2014, and have working capital and accumulated deficits that raise substantial doubt about our ability to continue as a going concern.  In response to these conditions, we may raise additional capital through the sale of debt or equity securities, or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We evaluated the warrants for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s own stock, and concluded that the warrants meet the criteria for classification in shareholders’ equity.  We allocated the proceeds received to the debt, stock, and warrants based on their relative fair values.  We determined the fair value of the warrants using a Black-Scholes option pricing model with the following inputs:

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

We evaluated the conversion features embedded in the two notes payable described above for derivative accounting in accordance with ASC 815-40, Derivatives and Hedging embedded in the modified notes payable for derivative accounting in accordance with the criteria for classification in shareholders’ equity.

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

During 2014, we issued 83,706 shares of our common stock for services, which had a fair value of $77,311.

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

	2014	2013
Net operating loss carryforward	$ 1,701,320	$ 917,505
Fixed Assets	(4,317)	(483)
Valuation Allowance	(1,697,003)	(917,022)
	$ -	$ -

With respect to the cumulative net operating loss carryforward of $1,701,320 , we have established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of our utilization of the operating losses in future periods.  A reconciliation of our effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Tax on income before income tax	33.83%	34.00%
Effect of non-temporary differences	3.61%	(0.12)%
Change in valuation allowance	(37.44) %	(33.88)%
	-	-

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

In April 2015, we issued 100,000 shares of our common stock for services performed.

During the first quarter of 2015, we issued notes payable aggregating to $190,000.

In April 2015, we issued a 2-year, $250,000, 10% convertible note. In connection with the note issuance, we issued 250,000 shares and rights to purchase 250,000 shares of our common stock.

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

(5) Filed previously on Form 10-K filed on April 27, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2015

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

April 29, 2015