Form 10-Q
period 2015-03-31
NUTRAFUELS INC
filed 2015-05-15
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2015

Commission File Number: 000-55144

NutraFuels, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-1482900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6601 Lyons Road, Suite L-6

Coconut Creek, FL 33073

Telephone 888-509-8901

 (Address of principal executive offices)(Zip Code)

(407) 329-7404

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2015, we had 22,392,114 shares of its common stock outstanding, respectively.

TABLE OF CONTENTS

Page

Item 1.

Financial Statements

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.

Controls and Procedures

14

PART II-- OTHER INFORMATION

15

Item 1.

Legal Proceedings

15

Item 1A.Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibits

16

SIGNATURES

PART I: FINANCIAL INFORMATION

NUTRAFUELS, INC

CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2015	December 31, 2014
Current Assets
Cash	$ 8,758	$ 25,053
Accounts Receivable, net	641	1,679
Inventory, net	69,708	70,000
Total Current Assets	79,107	96,732

Property, Plant and Equipment, net
of accumulated depreciation of $111,688 and $98,534, respectively	237,081	248,963
Total Assets	$ 316,188	$ 345,695
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 25,920	$ 34,010
Accrued Liabilities	274,087	236,280
Convertible Debt, net of discount of $8,039 and $162,160	771,962	617,840
Convertible Debt - Related Party	210,000	210,000
Notes Payable, net of discount of $2,027 and $8,106	52,973	46,894
Notes Payable - Related Party	290,000	150,000
Derivative Liability	25,000	-
Total Current Liabilities	1,649,942	1,295,024

Long Term Liabilities
Convertible Debt, net of discount of $23,562 and $0	1,438	-
Total Long Term Liabilities	1,438	-
Total Liabilities	1,651,380	1,295,024
Commitments and Contingencies	-	-
Shareholders' Deficit
Preferred Stock: par value .0001; Authorized 10,000; issued
and outstanding 1,000 and 1,000, respectively	-	-
Common Stock: par value .0001; Authorized 499,990; issued and outstanding 22,367,114 and 22,282,114, respectively	2,237	2,228
Additional Paid-In Capital	4,021,327	3,904,936
Retained Earnings	(5,358,756)	(4,856,493)
Total Stockholders' Deficit	(1,335,192)	(949,329)
Total Liabilities and Shareholders' Deficit	$ 316,188	$ 345,695

See accompanying notes to unaudited condensed financial statements.

NUTRAFUELS, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March, 31
	2015	2014

Revenue	$ 1,732	$ 21,139

Cost of Revenues	14,087	45,795
Negative gross profit	(12,355)	(24,656)

Operating Expenses:
Advertising and Promotion	33,713	38,396
Administrative Salaries	26,560	30,000
General and Administrative	227,595	116,989
Depreciation Expense	13,154	13,037
Total Operating Expenses	301,022	198,422

Other Income (Expense)

Interest Expense	(188,888)	(57,102)

Loss Before Income Taxes	(502,265)	(280,180)

Incomes Taxes	-	-

Net Loss	$ (502,265)	$ (280,180)

Net Loss Per Common Share - Basic and Diluted	$ (0.02)	$ (0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	22,310,597	21,260,318

See accompanying notes to unaudited condensed financial statements.

NUTRAFUELS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net Loss	$ (502,265)	$ (280,180)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock Compensation	116,400	-
Depreciation	13,154	13,037
Amortization of Debt Discount	161,640	39,416
Changes in operating assets and liabilities:
Accounts receivable	1,038	(880)
Subscription receivable	-	25,000
Inventory	292	(22,266)
Accrued liabilities	37,807	16,897
Accounts payable	(8,090)	(67,007)
Net Cash used in Operating Activities	(180,024)	(275,983)
INVESTING ACTIVITIES
Purchase of equipment	(1,271)	(22,400)
Net cash used in Investing Activities	(1,271)	(22,400)
FINANCING ACTIVITIES

Issuance of Convertible Debt	25,000	340,000
Issuance of Debt - Related Party	140,000	-

Net provided by Financing Activities	165,000	340,000

Net (Decrease) Increase in Cash	(16,295)	41,617
Cash at beginning of Period	25,053	63,255
Cash at end of Period	$ 8,758	$ 104,872
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Income Taxes	$ -	$ -
Interest	$ -	$ -

NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued for the Issuance of Debt	$ -	$ 25,000
Discount associated with debt issuance	$ 25,000	$ 290,000

See accompanying notes to unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS:

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

NutraFuels, Inc. (“We”, or the “Company”) is the producer and distributor of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion,  the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the comparative period condensed financial statements in order to conform to the current period classifications.

NOTE 2 – GOING CONCERN

These accompanying condensed financial statements have been prepared assuming that we will continue as a going concern.  As shown in the accompanying condensed financial statements, we have sustained losses from inception, including a net loss of approximately $502,000  for the quarter ended March 31, 2015, and we have working capital and accumulated deficits that raise substantial doubt about our ability to continue as a going concern.  In response to these conditions, we may seek to raise additional capital through the sale of debt or equity securities, or through borrowings from financial institutions or individuals. The condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 – CONVERTIBLE DEBT & NOTES PAYABLE

In February, 2015 we sold 25,000 units to an investor in exchange for $25,000.  The 25,000 units consist of: (i) 25,000 shares of our common stock; (ii) 2-year options to purchase 25,000 shares of our common stock at $0.20, and (iii) a 2-year convertible promissory note in the amount of $25,000. The note is non-interest bearing and is convertible into shares of our common stock at the higher of (a) twenty five cents ($.25) or (b) fifty percent (50%) of the average closing price of our shares as reported by the OTC Markets for the 10 trading days prior to the day of conversion.

The conversion rights embedded in the note are accounted for as a derivative financial instrument because of the beneficial conversion feature embedded therein.  The beneficial conversion feature was valued and recorded at the date of issuance at fair value, and recorded as a debt discount.

The proceeds received were allocated first to the derivative liability, with the residual allocated between the shares and warrants issued based on their relative fair values, as follows:

Relative fair value of shares	$0
Relative fair value of warrants	$0
Fair value of conversion feature (derivative)	$25,000

The note was recorded net of a full discount in the amount of $25,000, which is being amortized over the initial term of the note.  At December 31, 2014, the unamortized balance of the debt discount is $23,562.

During the first quarter of 2015, we received $140,000 in proceeds from related party loans.

Scheduled principal maturities for our indebtedness at March 31, 2015 are as follows:
Year,
2015 (9 months)	$ 860,000
2016	185,000
2017	25,000
Total	1,070,000
Less Unamortized Debt Discount	(33,627)
Notes Payable, net of Discount	1,036,373
Add Related Party Loans	290,000
Balance at March 31, 2015	$ 1,326,373

NOTE 4 – SHAREHOLDERS’ EQUITY

During February 2015, we issued 25,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock in connection with the sale of 25,000 units.   (see Note 3).

During March 2015, we issued 60,000 shares of our common stock for consulting services rendered to us.  We valued these shares at $1.94 per share, the closing stock price on the date of issuance.

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

The agreement originally required us to pay minimum royalties of $400,000 during the first contract year; $750,000 during the second contract year and $1,000,000 each year thereafter.  Subsequent to March 31 2015, we terminated the license agreement and no longer are obligated to pay the minimum royalties.

In late April 2014, we entered into an agreement with Sullivan Media Group, a Nevada corporation, to conduct market research in promotion of our NutraFuels brand.

Through the first quarter of 2015, as well as subsequent to March 31 2015, we have paid Sullivan Media Group a total of $155,000 to begin our Phase 2 agreement, which will finalize the rebranding, repackaging, and re-launch of our NutraFuels product line.

In February  2015, we entered into an agreement with GenCap Securities, LLC (“GenCap”), to serve as our exclusive placement agent, on a best efforts basis, in connection with a proposed securities offering of up to $10,000,000.  The agreement terminates upon the earlier of: (i) 90 days after execution, or (ii) consummation of an offering. After 90 days, this agreement may be terminated by either party upon 15 days notice.

We are obligated to pay to GenCap: (i) a monthly retainer fee in the amount of $15,000, payable upon a financing facilitated by GenCap; and (ii) a placement fee ranging from 5.5% to 12.0% of the funds raised, based on the type of security sold.

To date, GenCap has not secured funding for us, and no payments have been made.

NOTE 6 – SUBSEQUENT EVENTS

In April 2015 we issued a convertible note and equity securities, raising $250,000.

In April 2015, we entered into a 6-month agreement with Benchmark Advisory Partners, LLC (“Benchmark”) to provide us with business, financial and capital markets consulting and advice.  We agreed to pay 300,000 shares of our common stock in exchange for these services.  To date, we have issued 100,000 common shares to Benchmark.

Subsequent to March 31, 2015, we received $100,000 of additional related party loans.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of NutraFuels, Inc. (“Engage Mobility”, the “Company”, “we”, and “our”) for the three months ended March 31, 2015, compared to 2014.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended March 31, 2015 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

During the quarter ending March 31, 2015, we shifted our focus on, and completed, our market research analysis for the rebranding, repackaging, and re-launch of our product line for 2015.

Components of Results Of Operations

Revenues

We derive our revenues from sales of our products. We recognize our revenues from the point of sale and shipment. For the quarter ended March 31, 2015 our revenues were $1,732.  Our revenues declined during last year through March 31, 2015, while we suspended production and distribution, and shifted our focus on market research analysis to develop our now completed, rebranding, repackaging, and re-launch of our product line for 2015.

Should we not have sufficient revenues to meet operating costs, we will require additional capital. We have no commitments or assurances that it will ever be successful in obtaining adequate future financing.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As of March 31, 2015 we did not have sufficient cash to sustain us for the next twelve months and we will require additional capital to continue. In the event that future financing does not materialize, we may be unable to pay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Costs And Expenses

The Cost of Goods Sold was heavily concentrated in labor and overhead costs.

Advertising costs continued to be some of our largest operational expenses.  As we progress through 2015 and the re-launch of our product line into the national and international market, we are anticipating more marketing expenditures to research, advertise, market, promote, and enhance our brand.

Subsequent to March 31, 2015, we commenced our phase 2 agreement with the Sullivan Media Group which will finalize the rebranding, repackaging, and re-launch of the NutraFuels product line.

The remaining significant expenses related to professional fees associated with our SEC filings and accrued interest as it relates to debt securities issued from current and prior years.

Results of Operations

In comparison to the prior year, sales have decreased by over 90%.  As of the quarter ending March 31, 2015, we halted production and distribution due to our shifted interest in market research analysis, rebranding, repackaging, and re-launch.  Starting in the beginning of the 2015 year, we have successfully completed these concentrations.

Advertising costs have been driven by marketing research and the implementation of the rebranding initiatives.

Selling, General, and Administrative Costs are higher than the prior year, as there is more stock compensation issued and other costs for services performed by employees or outside parties.

Finally, interest expense is higher due to the issuance of debt securities to finance operations.

Liquidity and Capital Resources

In addition to revenue, our primary source of cash stems from issuance of equity and debt securities. We are dependent upon the proceeds from the offer and sale of securities to fund our operations.

	Quarter Ending Ended March 31,
	2015	2014
Net Cash used in Operating Activities	(180,024)	(298,383)

Net cash used in Investing Activities	(1,271)	(22,400)

Net provided by Financing Activities	165,000	340,000

Operating

During the quarter ending March 31, 2015, in addition to fixed & variable overhead costs, other operational expenditures primarily consisted of payments to vendors, professional fees, and advertising costs.

Investing

During the quarter ending March 31, 2015, our investments in fixed assets were limited to equipment purchases.

Financing

Our cash inflow from financing related to the issuance of debt and equity securities.  During the quarter ending March 31, 2015, we received an aggregate of $165,000 from the sale of securities as follows:

♦ a convertible note issued with stock and options for $25,000 on February 17, 2015.

♦ operating notes from Vice President, Neil Catania, which totaled $140,000 through March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2015, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.  To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A.   Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February, 17, 2015 we sold 25,000 units to Jerry O’leary, at the price of $1.00 per unit or an aggregate of $25,000.  Each unit contains: (i) 25,000 shares of our common stock; (ii) 2-year options to purchase 25,000 shares of our common stock at $0.20, and (iii) a 2-year convertible promissory note in the amount of $25,000. The note is non-interest bearing and is convertible into shares of our common stock at the higher of (a) twenty five cents ($.25) or (b) fifty percent (50%) of the average closing price of our common stock as reported by the OTC Markets for the 10 trading days prior to the date of conversion.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.

Description

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1+

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

 NutraFuels, Inc.

/s/ Edgar Ward

Name: Edgar Ward
Position: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

 Dated: May 15, 2015

16