Form 10-Q
period 2015-06-30
NUTRAFUELS INC
filed 2015-09-04
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, we had 22,917,114 shares of common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1.Financial Statements	3
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 4.Controls and Procedures	N/A

PART II-- OTHER INFORMATION
Item 1.Legal Proceedings	14
Item 1A.Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	19

SIGNATURES	13

PART I: FINANCIAL INFORMATION

NutraFuels, Inc

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
Current Assets
Cash	$ 28,251	$ 25,053
Accounts Receivable, net	51,362	1,679
Inventory, net	90,418	70,000
Total Current Assets	170,031	96,732

Property, Plant and Equipment, net
of accumulated depreciation of $125,382 and $98,534, respectively	248,586	248,963
Total Assets	$ 418,617	$ 345,695

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 24,758	$ 34,010
Accrued Liabilities	307,863	236,280
Convertible Debt, net of discount of $0 and $162,160	580,000	617,840
Convertible Debt - Related Party	210,000	210,000
Notes Payable, net of discount of $0 and $8,106	55,000	46,894
Notes Payable - Related Party	412,500	150,000
Derivative Liability	275,000	-
Total Current Liabilities	1,865,121	1,295,024

Long Term Liabilities
Convertible Debt, net of discount of $246,473 and $0	228,528	-
Total Long Term Liabilities	228,528	-

Total Liabilities	2,093,649	1,295,024

Commitments and Contingencies

Shareholders' Deficit
Preferred Stock: par value .0001; Authorized 10,000; issued
and outstanding 1,000 and 1,000, respectively	-	-
Common Stock: par value .0001; Authorized 499,990,000; issued
and outstanding 22,917,114 and 22,282,114, respectively	2,292	2,228
Additional Paid-In Capital	4,182,272	3,904,936
Accumulated Deficit	(5,859,596)	(4,856,493)
Total Shareholders’ Deficit	(1,675,032)	(949,329)

Total Liabilities and Shareholders' Deficit	$ 418,617	$ 345,695

NutraFuels, Inc.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$ 74,578	$ 26,771	$ 76,310	$ 47,910

Cost of Revenues	54,857	9,971	68,944	55,766
Gross Profit (loss)	19,721	16,800	7,366	(7,856)

Operating Expenses:
Advertising and Promotion	147,582	152,851	181,296	191,247
Administrative Salaries	55,500	54,000	81,500	84,000
General and Administrative	234,300	246,133	462,487	362,122
Depreciation Expense	13,695	13,135	26,848	26,172
Total Operating Expenses	451,077	466,119	752,131	663,541

Other Income (Expense)
Income from Indebtedness	-	7,956	-	7,956
Interest Income	-	14	-	14
Interest Expense	(69,450)	(96,918)	(258,338)	(154,020)

Loss Before Income Taxes	(500,806)	(538,267)	(1,003,103)	(817,447)

Income Taxes	-	-	-	-

Net Loss	$ (500,806)	$ (538,267)	(1,003,103)	(817,447)

Net Loss Per Common Share - Basic and Diluted	$ (0.02)	$ (0.03)	$ (0.04)	$ (0.04)

Weighted Average Common Shares Outstanding - Basic and Diluted	22,803,534	21,288,408	22,545,467	21,457,852

NutraFuels, Inc.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net Loss	$ (1,003,103)	$ (817,447)
Adjustments to reconcile net loss
to net cash used in operations:
Stock Compensation	167,400	-
Depreciation	26,848	26,172
Amortization of Debt Discount	198,794	111,710
Reclassification of Down Payment for Equipment	-	(22,400)
Income from Indebtedness	-	(7,956)

Changes in operating assets and liabilities:
Accounts receivable	(49,683)	(6,741)
Subscription Receivable	-	25,000
Inventory	(20,418)	(60,920)
Accrued expenses	71,583	40,705
Accounts payable	(9,252)	(70,552)

Net Cash used in Operating Activities	(617,831)	(782,429)

INVESTING ACTIVITIES
Purchase of fixed assets	(26,471)	(4,724)

Net Cash used in Investing Activities	(26,471)	(4,724)

FINANCING ACTIVITIES
Common stock issued for cash	110,000	500,000
Borrowings on Debt	275,000	370,000
Borrowings on Debt - Related Party	262,500
Repayments of Debt - Related Party	-	(25,000)

Net provided by Financing Activities	647,500	845,000

Net Cash Increase for the Period	3,198	57,847

Cash at beginning of Period	25,053	63,255

Cash at end of Period	$ 28,251	$ 121,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income Taxes	$ -	$ -
Interest	$ -	$ -

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt Discount from Beneficial Conversion Feature	$ 275,000	$ 21,600
Shares issued for the Issuance of Debt	$ -	$ 25,000
Warrants issued for the issuance of Debt	$ -	$ 290,000

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

NutraFuels, Inc. (“We”, or the “Company”) is the producer and distributor of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the comparative period condensed financial statements in order to conform to the current period classifications.

NOTE 2 – GOING CONCERN

These accompanying condensed financial statements have been prepared assuming that we will continue as a going concern.  As shown in the accompanying condensed financial statements, we have sustained losses from inception, including a net loss of approximately $1,003,103 for the six month period ended June 30, 2015, and we have working capital and accumulated deficits that raise substantial doubt about our ability to continue as a going concern.  In response to these conditions, we seek to raise additional capital through the sale of debt or equity securities, or through borrowings from financial institutions or individuals. The condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 – CONVERTIBLE DEBT & NOTES PAYABLE

In February 2015, we sold 25,000 units to an investor in exchange for $25,000.  The 25,000 units consist of: (i) 25,000 shares of our common stock; (ii) 2-year options to purchase 25,000 shares of our common stock at $0.20, and (iii) a 2-year convertible promissory note in the amount of $25,000. The note is non-interest bearing and is convertible into shares of our common stock at the higher of (a) twenty five cents ($.25) or (b) fifty percent (50%) of the average closing price of our shares as reported by the OTC Markets for the 10 trading days prior to the day of conversion.

The conversion rights embedded in the note are accounted for as a derivative financial instrument because of the beneficial conversion feature embedded therein.  The beneficial conversion feature was valued and recorded at the date of issuance at fair value, and recorded as a debt discount.

The proceeds received were allocated first to the derivative liability, with the residual allocated between the shares and options issued based on their relative fair values, as follows:

Residual value of shares	$0
Residual fair value of options	$0
Fair value of BCF (derivative)	$25,000

The note was recorded net of a full discount in the amount of $25,000, which is being amortized over the initial term of the note.  At June 30, 2015, the unamortized balance of the debt discount is $20,446.

In April 2015, we sold 250,000 units to an investor in exchange for $250,000.  The 250,000 units consist of: (i) 250,000 shares of our common stock; (ii) 2-year options to purchase 250,000 shares of our common stock at $0.20, and (iii) a 2-year convertible promissory note in the amount of $250,000. The note bears 10% interest and is convertible into shares of our common stock at the higher of (a) twenty five cents ($.25) or (b) fifty percent (50%) of the average closing price of our shares as reported by the OTC Markets for the 10 trading days prior to the day of conversion.

The conversion rights embedded in the note are accounted for as a derivative financial instrument because of the beneficial conversion feature embedded therein.  The beneficial conversion feature was valued and recorded at the date of issuance at fair value, and recorded as a debt discount.

The proceeds received were allocated first to the derivative liability, with the residual allocated between the shares and options issued based on their relative fair values, as follows:

Residual value of shares Residual value of options	$0 $0
Fair value of BCF (derivative)	$250,000

The note was recorded net of a full discount in the amount of $250,000, which is being amortized over the initial term of the note.  At June 30, 2015, the unamortized balance of the debt discount is $226,027.

During the second quarter of 2015, we received $122,500 in net proceeds from related party loans.

Scheduled principal maturities for debt issuances at June 30,2015 is as follows:
Year ended December 31, 2015 (6 months)	$ 210,000
Year ended December 31, 2016	835,000
Year ended December 31, 2017	275,000
Total	1,320,000
Less Unamortized Debt Discount	(246,472)
Plus General Operating Loans	412,500
Balance as of June 30, 2015	$ 1,486,028

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

During April 2015, we issued 100,000 shares of our common stock for consulting services rendered to us. We value these shares at $0.51 per share, the closing stock price on the date of issuance.

During April 2015, we issued 250,000 shares of our common stock and warrants to purchase 250,000 shares of our common stock in connection with the sale of 250,000 units (see Note 3).

During June 2015, we issued 200,000 shares of our common stock and warrants to purchase 200,000 shares of our common stock in connection with the sale of 200,000 units.

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

Through the second quarter of 2015 we have paid Sullivan Media Group a total of $155,000 to begin Phase 2 of our agreement, which will finalize the rebranding, repackaging, and re-launch of our NutraFuels product line.

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

On April 14, 2015, we entered into a consulting agreement with Benchmark Advisory Partners, LLC. In consideration for future consulting services, we agreed to pay a fixed fee of three hundred thousand restricted shares of our stock, payable in one hundred thousand share installments on April 14, 2015, June 14, 2015, and August 14, 2015.  We paid the initial installment.  The agreement was terminated in June 2015.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to June 30, 2015, we received $55,000 of additional related party loans.

In August 2015, we received $70,000 via issuance of convertible notes.

On July 18, 2015, we entered into a consulting agreement with WT Consulting Group, LLC. For consulting services rendered, we will pay $2,000 per month retainer for services as well as 25,000 restricted shares per month. The above compensation for consulting services under this agreement will begin July 18, 2015.

In July 2015, we entered into an amendment to our agreement with Sullivan Media Group, Inc., a Nevada Corporation (“SMG”).  In connection with the amendment, we agree to issue warrants to acquire approximately 4,500,000 shares of our common stock, which were issued in August, 2015.

In August 2015, we extended the maturity of our $100,000 promissory note to August 26, 2016.

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

We were founded as NutraFuels, LLC in 2010. We have progressively added the needed equipment to expand our operations to offer our products on a national level.

We have continually invested for the long term, adding larger facilities, purchasing necessary equipment, and other application development to expand sales and marketing.  This has increased our costs in the near-term. Many of these investments had and will continue to occur in the advance of experiencing any near-term benefit.

During the quarter ending June 30, 2015, we launched our rebranded products under the name NutraSpray and commenced development of our new website at www.nutraspray.com.

We currently offer the following products:

•

Sleep support,

•

Energy boost,

•

Hair Skin & Nails,

•

Headache Relief, and

•

Weight Loss/Garcinia Cambogia.

Components of Results of Operations

Revenues

We derive our revenues from sales of our products. We recognize our revenues from the point of sale and shipment. For the quarter ended June 30, 2015 our revenues were $74,578.  Our revenues increased during the period ending June 30, 2015, because we completed our rebranding, repackaging, and re-launch of our 2015 product line and began taking purchase orders for our new product lines.

Should we not have sufficient revenues to meet operating costs, we will require additional capital. We have no commitments or assurances that it will ever be successful in obtaining adequate future financing.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As of June 30, 2015 we did not have sufficient cash to sustain us for the next twelve months and we will require additional capital to continue. In the event that future financing does not materialize, we may be unable to pay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Results of Operations

In comparison to the prior year six months and quarter ended June 30, 2014, sales have increased by over 59% and 178% respectively.  During the quarter ending June 30, 2015, we launched our rebranded and repackaged products and started development of our new website.

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

	Six Months Ending Ended June 30,
	2015	2014
Net Cash used in Operating Activities	(617,831)	(782,429)

Net cash used in Investing Activities	(26,471)	(4,724)

Net provided by Financing Activities	647,500	845,000

Operating

During the six months ended June 30, 2015, in addition to fixed & variable overhead costs, other operational expenditures primarily consisted of payments to vendors, professional fees, and advertising costs.

Investing

During the six months ended June 30, 2015, our investments in fixed assets were limited to equipment purchases.

Financing

Our cash inflow from financing related to the issuance of debt and equity securities.  During the six months ending June 30, 2015, we received an aggregate of $647,500 from the sale of securities as follows:

♦ a convertible note issued with stock and options for $25,000 on February 17, 2015.

♦ operating notes from Vice President, Neil Catania, which totaled $262,500 through June 30, 2015.

♦ a common stock with attached warrants sold for $110,000.

♦ a convertible note issued with stock and options for $250,000 on April 21, 2015.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2015, we sold 100,000 Units to G&C Investment Corp, a Florida corporation. Each Unit consists of one (1) share of common stock and one (1) warrants for the per share price of $100,000 or an aggregate of $100,000. The warrants were exercisable at $.10 per share and exercised at the time of the investment.

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

On June 23, 2015, we amended a noted dated June 7, 2013, whereby we are obligated to pay Craig Hetherington the sum of $100,000 plus interest at the rate of 10%. Under the terms of the amended note, the note’s maturity date is June 7, 2016. The note is convertible into shares of our common stock at the price of $1.00 per share.

On August 27, 2015, we amended an August 26, 2013 promissory note, whereby we are obligated to pay Craig Hetherington the sum of $100,000 plus interest at the rate of 15%. Under the terms of the amended note, the note’s maturity date is August 26, 2016. The note is convertible into shares of our common stock at the price of $1.00 per share.

On August 14, 2015, we entered into a promissory note, whereby we are obligated to pay James R. Stewart the sum of $25,000 plus interest at the rate of 10%. Under the terms of the amended note, the note’s maturity date is August 14, 2016. The note is convertible into shares of our common stock at the price of $.10 per share.

On August 14, 2015, we entered into a promissory note, whereby we are obligated to pay Barbara Ludwig the sum of $20,000 plus interest at the rate of 10%. Under the terms of the amended note, the note’s maturity date is August 14, 2016. The note is convertible into shares of our common stock at the price of $.10 per share.

On August 14, 2015, we entered into a promissory note, whereby we are obligated to pay Ann Noble the sum of $25,000 plus interest at the rate of 10%. Under the terms of the amended note, the note’s maturity date is August 14, 2016. The note is convertible into shares of our common stock at the price of $.10 per share.

On August 15, 2015, we granted Edward and Patricia Sullivan 1,791,369 cashless warrants in exchange for services rendered to us. The warrants may be exercised for a period of two years after the grant date.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the quarter ending June 30, 2015, we launched our rebranded under NutraSpray and repackaged products. Our newly designed products are focused on providing retailers with a flexible merchandising approach by offering our product in three sizes, single, three day and thirty day. We believe by offering our product in multiple amounts, we promote trial and upsell to larger packages.

As part of the rebranding of our products, on May 8, 2015, we formed two subsidiaries, OralPro Products, Inc. and NutraPro Products, Inc. in the state of Florida. Nutrapro Products was formed to be the manufacturing division for our products and Oral Pro was formed to be the distribution arm of our

We also completed development of marketing and point of sale items that make our product easy to locate and distinguishable from other nutritional products.

In connection with our rebranded products, applied for trademark protection of our brand names NutraPro, NutraSpray and OralSpray.

Our products are sold through our new website at www.nutraspray.com. We plan to optimize traffic at our website with popular keywords, phrases and descriptive meta-tags to increase our visibility on keyword search page results and drive customers to our website. We utilize top search engines (e.g. Yahoo, Google and Bing) to conduct PPC (“pay per click”) campaigns to obtain prominent page placement by purchasing targeted “keywords” to increase traffic and order volume. Website orders are paid for upon order. Once an order is placed though our website, it is processed and delivered from our manufacturing facility to the customer using the shipping method selected at the customer’s expense.

In connection with our relaunched products we increased our staff follows:

•

Our chief executive officer and president, Edgar Ward oversees our day to day operations and manufacturing facility,

•

Neal Catania, our vice president works closely with Edgar Ward and provides us with approximately 42 hours per month of services,

•

6 full time employees who assist in our manufacturing facility; and

•

2 employees who provides clerical services.

Manufacturing

We manufacture, package, label and store our 100% of our products at our 7,000 square foot  facility located at 6601 Lyons Rd. L-6 Coconut Creek Florida. Our products are non-addictive and delivered as oral sprays.

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

The next step in the manufacturing process is bottling and packaging. This involves filling, capping, coding, labeling and placing the product in packaging with appropriate tamper-evident features. The product is then sent out for testing on each batch produced for microbial contaminants. Once cleared with a certificate of analysis the packaged product is sent to our customers.

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

Periodically, we retain the services of outside GMP audit firms to assist in our efforts to comply with GMPs.  In 2014, we used the services of ASI Food Safety Consultants, Inc., a GMP audit firm to assist us with our GMP compliance.

Sales

Our products are sold at retail locations in the U.S. We use the services of outside sales representatives who sell our products on a non-exclusive basis and are compensated based upon a percentage of the sales generated by them. Commissions range from 10% to 15%. We use approximately ____ commission based sales persons to sell our products.

Our Products

Our new packaging is focused on providing retailers with a flexible merchandising approach by offering our product in two sizes, single pack 10 serving and three packs 30 servings.

We believe by offering our product in multiple amounts, we promote trial and upsell to larger packages.

We currently offer the following products under our NutraSpray product line:

Sleep Support

Our Sleep support contains Melatonin, GABA, and Valerian Root. The product is designed to promote relaxation and the quality of restful sleep. Melatonin, GABA and Valerian Root are non-habit forming.

Hair, Skin & Nails

HSN contains four essential nutrients including Biotin, MSM, Collagen and Horsetail. The formula is designed to support healthy hair, skin and nails in quick and effective oral spray.

Headache Relief

Our Headache Relief product contains Turmacin and is designed to act as a fast acting anti-inflammatory herbal pain relief product. Turmacin is a water extract of Turmeric.

Weight Loss

Our Weight Loss spray contains Garcina Cambogia and is designed to burn fat by blocking the enzyme, citrate lyase, which helps turn sugars and starches into fat. Our weight loss product is also designed to suppress the appetite, by increasing the level of satiety—satisfaction received from food—making it easier to eat less.

Energy Boost with Vitamin B12

Our Energy Boost contains Vitamin B12 and is designed to help food you eat convert in to energy.

Material Agreements

On August 27, 2015, we entered into a sales broker agency agreement with Strategic Business Systems LLC (SBS) whereby SBS agreed to act as our non-exclusive sales agent of our products in the U.S in exchange for a 15% commission of gross sales generated by SBS. The agreement has a term of one year and may be renewed annually at our option.

On June 18, 2015, we entered into an agreement with WT Consulting Group, LLC, (WTC) a Florida limited liability company. The agreement provides that WTC will provide us with consulting services for term of one year in exchange for $2000 and 25,000 common shares per month. The agreement may be renewed upon mutual agreement between the parties. The services to be provided include general matters related to the conduct of the Company's business.

The Services include assisting Company in the preparation of business plans, providing technical advice on methodologies for achieving Company’s business and scientific ends, assisting company in developing and implementing methodologies and reductions to practice of Company’s goals and intellectual property, evaluation of the Company's internal research and development organizations and programs, assisting the company in its research and product development, and making recommendations as to new areas of technology in which the Company may engage.

On July 1, 2015, we entered into an amendment of an agreement dated July 17, 2014, with Sullivan Media Group, Inc., a Nevada Corporation (“SMG”).  The agreement requires SMG to provide us up to 40 hours of services per month beginning on November 1, 2014, and ending on November 1, 2019. The services include brand identity and imaging and marketing services. In exchange for these services, we are required to issue warrants to purchase 4,478,420 shares of our common stock.

On August 27, 2015, we entered into a sales broker agency agreement with Strategic Business Systems LLC (SBS) whereby SBS agreed to act as our non-exclusive sales agent of our products in the U.S in exchange for a 15% commission of gross sales generated by SBS. The agreement has a term of one year and may be renewed annually at our option.

Item 6.    Exhibits

Exhibit No.

Description

10.24*

Sales Broker Agreement with Strategic Business Systems, LLC

10.25*

Agreement with Sullivan Media

10.26*

Warrant Agreement with Edward and Patricia Sullivan

10.27*

Warrant Agreement with Michael Perog

10.28*

Warrant Agreement with Mitsukp Takezawa

10.29*

Amended Convertible Note dated August 27, 2015 with Craig Hetherington

10.30*

Amended Convertible Note dated June 23, 2015 with Craig Hetherington

10.31*

Convertible Note with James R. Stewart

10.32*

Convertible Note with Ann Noble

10.33*

Unit Subscription with G&C Investment Corp

10.34*

Consulting Agreement with WT Consulting

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*

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

Dated: September 4, 2015