Form 10-Q/A
period 2015-06-30
NUTRAFUELS INC
filed 2015-09-08
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

(888) 509-8901

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

EXPLANATORY NOTE

NutraFuels, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ending March 31, 2015,  filed with the  Securities & Exchange Commission on September 4, 2015, to provide additional information in Item 5 of its Form10-Q. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 4. Controls and Procedures	N/A

PART II-- OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	19

SIGNATURES	13

PART I: FINANCIAL INFORMATION

NutraFuels, Inc

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
Current Assets
Cash	$ 28,251	$ 25,053
Accounts Receivable, net	51,362	1,679
Inventory, net	90,418	70,000
Total Current Assets	170,031	96,732

Property, Plant and Equipment, net
of accumulated depreciation of $125,382 and $98,534, respectively	248,586	248,963
Total Assets	$ 418,617	$ 345,695

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 24,758	$ 34,010
Accrued Liabilities	307,863	236,280
Convertible Debt, net of discount of $0 and $162,160	580,000	617,840
Convertible Debt - Related Party	210,000	210,000
Notes Payable, net of discount of $0 and $8,106	55,000	46,894
Notes Payable - Related Party	412,500	150,000
Derivative Liability	275,000	-
Total Current Liabilities	1,865,121	1,295,024

Long Term Liabilities
Convertible Debt, net of discount of $246,473 and $0	228,528	-
Total Long Term Liabilities	228,528	-

Total Liabilities	2,093,649	1,295,024

Commitments and Contingencies

Shareholders' Deficit
Preferred Stock: par value .0001; Authorized 10,000; issued
and outstanding 1,000 and 1,000, respectively	-	-
Common Stock: par value .0001; Authorized 499,990,000; issued
and outstanding 22,917,114 and 22,282,114, respectively	2,292	2,228
Additional Paid-In Capital	4,182,272	3,904,936
Accumulated Deficit	(5,859,596)	(4,856,493)
Total Shareholders’ Deficit	(1,675,032)	(949,329)

Total Liabilities and Shareholders' Deficit	$ 418,617	$ 345,695

NutraFuels, Inc.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$ 74,578	$ 26,771	$ 76,310	$ 47,910

Cost of Revenues	54,857	9,971	68,944	55,766
Gross Profit (loss)	19,721	16,800	7,366	(7,856)

Operating Expenses:
Advertising and Promotion	147,582	152,851	181,296	191,247
Administrative Salaries	55,500	54,000	81,500	84,000
General and Administrative	234,300	246,133	462,487	362,122
Depreciation Expense	13,695	13,135	26,848	26,172
Total Operating Expenses	451,077	466,119	752,131	663,541

Other Income (Expense)
Income from Indebtedness	-	7,956	-	7,956
Interest Income	-	14	-	14
Interest Expense	(69,450)	(96,918)	(258,338)	(154,020)

Loss Before Income Taxes	(500,806)	(538,267)	(1,003,103)	(817,447)

Income Taxes	-	-	-	-

Net Loss	$ (500,806)	$ (538,267)	(1,003,103)	(817,447)

Net Loss Per Common Share - Basic and Diluted	$ (0.02)	$ (0.03)	$ (0.04)	$ (0.04)

Weighted Average Common Shares Outstanding - Basic and Diluted	22,803,534	21,288,408	22,545,467	21,457,852

NutraFuels, Inc.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net Loss	$ (1,003,103)	$ (817,447)
Adjustments to reconcile net loss
to net cash used in operations:
Stock Compensation	167,400	-
Depreciation	26,848	26,172
Amortization of Debt Discount	198,794	111,710
Reclassification of Down Payment for Equipment	-	(22,400)
Income from Indebtedness	-	(7,956)

Changes in operating assets and liabilities:
Accounts receivable	(49,683)	(6,741)
Subscription Receivable	-	25,000
Inventory	(20,418)	(60,920)
Accrued expenses	71,583	40,705
Accounts payable	(9,252)	(70,552)

Net Cash used in Operating Activities	(617,831)	(782,429)

INVESTING ACTIVITIES
Purchase of fixed assets	(26,471)	(4,724)

Net Cash used in Investing Activities	(26,471)	(4,724)

FINANCING ACTIVITIES
Common stock issued for cash	110,000	500,000
Borrowings on Debt	275,000	370,000
Borrowings on Debt - Related Party	262,500
Repayments of Debt - Related Party	-	(25,000)

Net provided by Financing Activities	647,500	845,000

Net Cash Increase for the Period	3,198	57,847

Cash at beginning of Period	25,053	63,255

Cash at end of Period	$ 28,251	$ 121,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income Taxes	$ -	$ -
Interest	$ -	$ -

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt Discount from Beneficial Conversion Feature	$ 275,000	$ 21,600
Shares issued for the Issuance of Debt	$ -	$ 25,000
Warrants issued for the issuance of Debt	$ -	$ 290,000

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

Scheduled principal maturities for debt issuances at June 30, 2015 is as follows:

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

As part of the rebranding of our products, on May 8, 2015, we formed two subsidiaries, OralPro Products, Inc. and NutraPro Products, Inc. in the state of Florida. Nutrapro Products was formed to be the manufacturing division for our products and Oral Pro was formed to be the distribution arm of our products.

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

In connection with our relaunched products we increased our staff as follows:

•

Our Chief Executive Officer and President, Edgar Ward oversees our day to day operations and manufacturing facility,

•

Neal Catania, our Vice President works closely with Edgar Ward and provides us with approximately 42 hours per month of services,

•

6 full time employees who assist in our manufacturing facility; and

•

2 employees who provides clerical services.

Manufacturing

We manufacture, package, label and store 100% of our products at our 7,000 square foot facility located at 6601 Lyons Rd. L-6 Coconut Creek, Florida. Our products are non-addictive and delivered as oral sprays.

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

Our manufacturing facility has been fully compliant with its GMP certification. Our quality control program seeks to ensure the superior quality of our products and that they are manufactured in accordance with current GMPs.

Our processing methods are monitored closely to ensure that only quality ingredients are used to ensure product purity.

Periodically, we retain the services of outside GMP audit firms to assist in our efforts to comply with GMPs.  In 2014, we used the services of ASI Food Safety Consultants, Inc., a GMP audit firm to assist us with our GMP compliance.

Sales

Our products are sold at retail locations in the U.S. We use the services of outside sales representatives who sell our products on a non-exclusive basis and are compensated based upon a percentage of the sales generated by them. Commissions range from 10% to 15%. We use approximately 4 commission based sales persons to sell our products.

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

Energy Boost with Vitamin B12

Our Energy Boost contains Vitamin B12 and is designed to help food you eat convert into energy.

Material Agreements

On August 27, 2015, we entered into a sales broker agency agreement with Strategic Business Systems LLC (SBS) whereby SBS agreed to act as our non-exclusive sales agent of our products in the U.S in exchange for a 15% commission of gross sales generated by SBS. The agreement has a term of one year and may be renewed annually at our option.

On June 18, 2015, we entered into an agreement with WT Consulting Group, LLC, (WTC) a Florida limited liability company. The agreement provides that WTC will provide us with consulting services for a term of one year in exchange for $2000 and 25,000 common shares per month. The agreement may be renewed upon mutual agreement between the parties. The services to be provided include general matters related to the conduct of the Company's business.

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

Item 6.    Exhibits

Exhibit No.

Description

10.24

Sales Broker Agreement with Strategic Business Systems, LLC

10.25

Agreement with Sullivan Media

10.26

Warrant Agreement with Edward and Patricia Sullivan

10.27

Warrant Agreement with Michael Perog

10.28

Warrant Agreement with Mitsukp Takezawa

10.29

Amended Convertible Note dated August 27, 2015 with Craig Hetherington

10.30

Amended Convertible Note dated June 23, 2015 with Craig Hetherington

10.31

Convertible Note with James R. Stewart

10.32

Convertible Note with Ann Noble

10.33

Unit Subscription with G&C Investment Corp

10.34

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

Dated: September 8, 2015