Form 10-Q
period 2015-09-30
NUTRAFUELS INC
filed 2015-12-17
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2015

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

                                        (Address of principal executive offices)    (Zip Code)

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

As of September 30, 2015, and December 15, 2015 we had 22,917,114 and 25,164,114 shares of common stock outstanding, respectively.

PART I: FINANCIAL INFORMATION

NutraFuels, Inc. CONDENSED BALANCE SHEET ASSETS

	September 2015	December 31, 2014
	(unaudited)

Current Assets
Cash	$ 21,886	$ 25,053
Accounts Receivable, net	33,162	1,679
Inventory, net	112,292	70,000
Prepaid Expenses	1,828,689	0
Total Current Assets	1,996,029	96,732

Property, Plant and Equipment, net of accumulated depreciation of $139,862 and $98,534, respectively	240,509	248,963
	$ 2,236,538	$ 345,695

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$ 41,194	$ 34,010
Accrued Liability	351,276	236,280
Convertible Debt, net of discount of $83,590 and $162,160	791,411	617,840
Convertible Debt – Related Party	210,000	210,000
Notes Payable, net of discount of $0 and $8,106	55,000	46,894
Notes Payable – Related Party	462,500	150,000
Derivative Liability	275,000	-
Liability for Stock to be issued	107,900	-
Total Current Liabilities	2,294,281	1,295,024

Long Term Liabilities
Convertible Debt, net of discount of $211,816 and $0	63,184	-
Total Long Term Liabilities	63,184	-

Total Liabilities	2,357,465	1,295,024

Commitments and Contingencies

Shareholders’ Deficit
Preferred Stock: par value .0001; Authorized 10,000; issued and outstanding 1,000 and 1,000, respectively	-	-
Common Stock; par value .0001; Authorized 499,990,000; issued and outstanding 22,917,114 and 22,282,114, respectively	2,292	2,228
Additional Paid In Capital	6,516,483	3,904,936
Accumulated Deficit	(6,639,702)	(4,856,493)
Total Shareholders’ Deficit	(120,927)	(949,329)

Total Liabilities and Shareholders’ Deficit	$ 2,236,538	$ 345,695

See Notes to Unaudited Condensed Financial Statements

NutraFuels, Inc. CONDENSED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$ 47,018	$ 5,337	$ 123,328	$ 53,247

Cost of Revenues	36,761	88,332	105,705	144,098
Gross Profit (loss)	10,257	(82,995)	17,623	(90,851)

Operating Expenses:
Advertising and Promotion	15,720	72,612	197,016	263,859
Administrative Salaries	98,403	48,500	186,344	132,500
General and Administrative	575,379	180,022	1,031,426	542,144
Depreciation Expense	14,479	13,135	41,327	39,307
Total Operating Expenses	703,981	314,269	1,456,113	977,810

Other Income (Expense)
Income from Indebtedness	-	-	-	7,956
Interest Income	-	1	-	15
Interest Expense	(86,380)	(102,621)	(344,718)	(256,641)

Loss Before Income Taxes	(780,104)	(499,884)	(1,783,208)	(1,317,331)

Income Taxes	-	-	-	-

Net Loss	$ (780,104)	$ (499,884)	$ (1,783,208)	$ (1,317,331)

Net Loss Per Common Share – Basic and Diluted	$ (0.03)	$ (0.02)	$ (0.08)	$ (0.06)

Weighted Average Common Shares Outstanding – Basic and Diluted	22,917,714	21,857,865	22,644,210	21,593,151

See Notes to Unaudited Condensed Financial Statements

NutraFuels, Inc. CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
OPERATING ACTIVITIES
Net Loss	$ (1,783,208)	$ (1,317,331)
Adjustment to reconcile net loss to net cash used in operations:
Stock Compensation	615,822	29,314
Depreciation	41,327	39,307
Amortization of Debt Discount	244,861	191,427
Reclassification of Down Payment for Equipment	-	(22,400)
Income from Indebtedness	-	(7,956)

Changes in operating assets and liabilities:
Accounts receivable	(31,483)	(2,435)
Subscription Receivable	-	25,000
Inventory	(42,292)	810
Accrued expenses	114,996	62,787
Accounts payable	7,185	(74,999)

Net Cash used in Operating Activities	(832,792)	(1,076,476)

INVESTING ACTIVITIES
Purchase of fixed assets	(32,875)	(4,724)

Net cash used in Investing Activities	(32,875)	(4,724)

FINANCING ACTIVITIES
Common stock issued for cash	180,000	650,000
Proceeds from issuance of Debt	370,000	420,000
Proceeds from issuance of Debt – Related Party	312,500	-
Repayments of Debt – Related Party	-	(25,000)

Net provided by Financing Activities	862,500	1,045,000

Net Cash Decrease for the Period	(3,167)	(36,200)

Cash at beginning of Period	25,053	63,255

Cash at end of Period	$ 21,886	27,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes	$ -	$ -
Interest	$ -	$ -

NONCASH INVESTING AND FINANCIING ACTIVITIES
Debt Discount from Beneficial Conversion Feature	$ 370,000	$ 43,822
Shares issued for the Issuance of Debt	$ -	$ 52,778
Warrants issued for the issuance of Debt	$ -	$ 290,000

See Notes to Unaudited Condensed Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the comparative period condensed financial statements in order to conform to the current period classifications.

NOTE 2 – GOING CONCERN

These accompanying condensed financial statements have been prepared assuming that we will continue as a going concern.  As shown in the accompanying condensed financial statements, we have sustained losses from inception, including a net loss of approximately $1,800,000 for the nine month period ended September 30, 2015, and we have working capital and accumulated deficits that raise substantial doubt about our ability to continue as a going concern.  In response to these conditions, we seek to raise additional capital through the sale of debt or equity securities, or through borrowings from financial institutions or individuals. The condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

The proceeds received were allocated first to the derivative liability, with the residual allocated between the shares and options issued based on their relative fair values, as follows:

Residual value of shares	$ 0
Residual fair value of options	$ 0
Fair value of BCF (derivative)	$ 25,000

The note was recorded net of a full discount in the amount of $25,000, which is being amortized over the initial term of the note.  At September 30, 2015, the unamortized balance of the debt discount is $17,295.

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

The proceeds received were allocated first to the derivative liability, with the residual allocated between the shares and options issued based on their relative fair values, as follows:

Residual value of shares	$ 0
Residual fair value of options	$ 0
Fair value of BCF (derivative)	$ 250,000

The note was recorded net of a full discount in the amount of $250,000, which is being amortized over the initial term of the note.  As of September 30, 2015, the unamortized balance of the debt discount is $194,521.

In August 2015, we entered into convertible promissory notes with four individual investors for a total amount of $95,000.  The notes are interest bearing at a fixed rate of ten percent (10%) and are convertible into shares at $0.10 per share.

The notes were recorded net of a full discount in the amount of $95,000, which is being amortized over the initial term of the note. Each note has a term of one (1) year. At September 30, 2015, the unamortized balance of the debt discount for the four (4) promissory notes total $83,590.

In August 2015, we extended the maturity of our $100,000 promissory note to August 26, 2016.

During the third quarter of 2015, we received $50,000 in net proceeds from related party loans.

Scheduled Debt Principal Maturities

Scheduled principal maturities for debt issuances at September 30, 2015 is as follows:

Year ended December 31, 2015	$ 210,000
Year ended December 31, 2016	930,000
Year ended December 31, 2017	275,000
Total	1,415,000
Less Unamortized Debt Discount	(295,406)
Plus General Operating Loans	462,500
Balance as of September 30, 2015	$ 1,582,094

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

During August 2015, we received $40,000 in exchange for 400,000 shares of our common stock and warrants to purchase 400,000 shares of our common stock in connection with the sale of 400,000 units. The 400,000 shares were issued in October 2015 and the $40,000 received has been recorded under Liabilities for Stock to be issued under the Liabilities section of the Balance Sheet.

During September 2015, we received $30,000 in exchange for 300,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock in connection with the sale of 300,000 units. The 300,000 shares were issued in October 2015 and the $30,000 received has been recorded under Liabilities for Stock to be issued under the Liabilities section of the Balance Sheet.

On July 18, 2015, we entered into a consulting agreement with WT Consulting Group, LLC. For consulting services rendered, we will pay a $2,000 per month retainer for services as well as 25,000 restricted shares per month. The above compensation for consulting services under this agreement will begin July 18, 2015.

In July 2015, we entered into an amendment to our agreement with Sullivan Media Group, Inc., a Nevada Corporation (“SMG”). In connection with the amendment, we agree to issue warrants to acquire approximately 4,500,000 shares of our common stock, which were issued in August 2015.

In connection to the above agreement we recorded a prepaid expense of $2,239,211. Based on the services rendered from November 1, 2014 to September 30, 2015 we recognized stock compensation expense of $410,522. The prepaid expense balance as of September 30, 2015 is $1,828,689.

We determined the fair value of the warrants using a Black Scholes option pricing model with the following inputs:

Risk-free interest rate	0.73%
Dividend yield	-%
Volatility factor	145%
Expected life (years)	2

The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have a trading history from which to determine historical volatility. The risk free interest rate was determined as of September 30, 2015 through the Federal Reserve System historical data of daily interest rates.

On August 1, 2015, we entered into a consulting agreement with Peter Cianci. In consideration for future consulting services, we agreed to issue shares of its common stock in exchange for services rendered on a deal by deal basis. Thirty thousand common shares were issued to Peter Cianci on October 1, 2015. In connection to the services rendered and shares issued we recognized stock compensation expense and a Liability for Stock to be issued.

On August 1, 2015, we entered into a consulting agreement with Five Star Labs, LLC. In consideration for future consulting services, we agreed to issue restricted shares on a deal by deal basis. This compensation is deemded fully earned at such time as Five Star Labs, LLC provides its services. The shares were issued on October 1, 2015. In connection to the services rendered and shares issued we recognized stock compensation expense and a Liability for Stock to be issued.

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

On August 1, 2015, we entered into a consulting agreement with Peter Cianci. In consideration for future consulting services, we agreed to issue shares of its common stock in exchange for services rendered. Thirty thousand common shares were issued to Peter Cianci on October 1, 2015.

On August 1, 2015, we entered into a consulting agreement with Five Star Labs, LLC. In consideration for future consulting services, we agreed to issue restricted shares on a deal by deal basis. This compensation is deemed fully earned at such time as Five Star Labs, LLC provides its services. The shares were issued on October 1, 2015.

On October 1, 2015, we entered into a consulting agreement with Osprey Capital Advisors. For consideration for the advisory and consulting services rendered, we agreed to pay 2,000,000 restricted shares of stock with piggyback registration rights. One Million (1,000,000) shares will be issued upon execution of the agreement and One Million shares (1,000,000) are due Sixty (60) days thereafter. In addition to the shares, $50,000 cash is due, $25,000 due on October 1, 2015 and $25,000 payable 30 days after October 1, 2015.

NOTE 6 – SUBSEQUENT EVENTS

On August 1, 2015, we entered into a consulting agreement with Peter Cianci. In consideration for future consulting services, we agreed to issue shares of its common stock in exchange for services rendered. Thirty thousand restricted common shares were issued to Peter Cianci on October 1, 2015.

On August 1, 2015, we entered into a consulting agreement with Five Star Labs, LLC. In consideration for future consulting services, we agreed to issue restricted shares on a deal by deal basis. This compensation is deemed fully earned at such time as Five Star Labs, LLC provides its services. The shares were issued on October 1, 2015.

On October 1, 2015, we entered into a consulting agreement with Osprey Capital Advisors. For consideration for the advisory and consulting services rendered, we agreed to pay 2,000,000 restricted shares of stock with piggyback registration rights. One Million (1,000,000) shares will be issued upon execution of the agreement and One Million shares (1,000,000) are due Sixty (60) days thereafter. In addition to the shares, $50,000 cash is due, $25,000 due on October 1, 2015 and $25,000 payable 30 days after October 1, 2015.

On October 13, 2015, we received $10,000 in exchange for 100,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock in connection with the sale of 100,000 units.

On October 19, 2015, we received $50,000 in exchange for 500,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock in connection with the sale of 500,000 units.

On October 22, 2015, we received $10,000 in exchange for 100,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock in connection with the sale of 100,000 units.

On October 22, 2015, we received $10,200 in exchange for 102,000 shares of our common stock and warrants to purchase 102,000 shares of our common stock in connection with the sale of 102,000 units.

On October 22, 2015, we received $5,000 in exchange for 50,000 shares of our common stock and warrants to purchase 50,000 shares of our common stock in connection with the sale of 50,000 units.

On November 2, 2015, we entered into stock warrant purchase agreement for 50,000 shares.

On November 2, 2015, we entered into stock warrant purchase agreement for 10,000 shares.

On November 2, 2015, we entered into stock warrant purchase agreement for 5,000 shares.

On November 13, 2015, we received $10,000 in exchange for 100,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock in connection with the sale of 100,000 units.

On November 17, 2015, we received $10,000 in exchange for 100,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock in connection with the sale of 100,000 units.

On November 17, 2015, we entered into a cashless stock warrant purchase agreement for 15,000 shares.

On November 17, 2015, we received $5,000 in exchange for 50,000 shares of our common stock and warrants to purchase 50,000 shares of our common stock in connection with the sale of 50,000 units.

On November 25, 2015, we received $20,000 in exchange for 200,000 shares of our common stock and warrants to purchase 200,000 shares of our common stock in connection with the sale of 200,000 units.

On November 19, 2015, we received $25,000 in exchange for 250,000 shares of our common stock and warrants to purchase 250,000 shares of our common stock in connection with the sale of 250,000 units.

On December 7, 2015, we received $5,000 in exchange for 50,000 shares of our common stock and warrants to purchase 50,000 shares of our common stock in connection with the sale of 50,000 units.

On December 10, 2015, we received $15,000 in exchange for 150,000 shares of our common stock and warrants to purchase 150,000 shares of our common stock in connection with the sale of 150,000 units.

During December 2015, we received $25,000 in exchange for 250,000 shares of our common stock and warrants to purchase 250,000 shares of our common stock in connection with the sale of 250,000 units.

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

During the nine month period ending September 30, 2015, we launched our rebranded products under the name NutraSpray and commenced development of our new website at www.nutraspray.com.

We currently offer the following products:

•

Sleep support,

•

Energy boost,

•

Hair Skin & Nails,

•

Headache Relief, and

•

Weight Loss/Garcinia Cambogia.

Components of Results of Operations

Revenues

We derive our revenues from sales of our products. We recognize our revenues from the point of sale and shipment. For the nine months ended September 30, 2015 our revenues were $123,328.  Our revenues increased during the period ending September 30, 2015, because we recently completed our rebranding, repackaging, and re-launch of our 2015 product line and began taking purchase orders for our new product lines.

Should we not have sufficient revenues to meet operating costs, we will require additional capital. We have no commitments or assurances that it will ever be successful in obtaining adequate future financing.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As of September 30, 2015 we did not have sufficient cash to sustain us for the next twelve months and we will require additional capital to continue. In the event that future financing does not materialize, we may be unable to pay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Costs and Expenses

The Cost of Goods Sold was heavily concentrated in labor and overhead costs.

Advertising costs continued to be some of our largest operational expenses.  As we progress through the rest of 2015 and the re-launch of our product line into the national and international market, we are anticipating more marketing expenditures to research, advertise, market, promote, and enhance our brand.

The remaining significant expenses related to professional fees associated with our SEC filings and accrued interest as it relates to debt securities issued from current and prior years.

Results of Operations

In comparison to the prior year nine months and quarter ended September 30, 2014, sales have increased by over 131.6% and 781.0% respectively.

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

Nine Months Ending Ended September 30,
	2015	2014
Net Cash used in Operating Activities	$ (832,792)	$ (1,076,476)

Net cash used in Investing Activities	$ (32,875)	$ (4,724)

Net cash provided by Financing Activities	$ 862,500	$ 1,045,000

Operating

During the nine months ended September 30, 2015, in addition to fixed & variable overhead costs, other operational expenditures primarily consisted of payments to vendors, professional fees, and advertising costs.

Investing

During the nine months ended September 30, 2015, our investments in fixed assets were limited to equipment purchases.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the nine month period ending September 30, 2015, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2015, we entered into a consulting agreement with Benchmark Advisory Partners, LLC. In consideration for future consulting services, we agreed to pay a fixed fee of three hundred thousand restricted shares of our stock, payable in one hundred thousand share installments on April 14, 2015, June 14, 2015, and August 14, 2015. We paid the initial 100,000 common shares. The agreement was terminated in June 2015.

In August 2015, we issued 4,500,000 shares of our common stock to Sullivan Media Group, Inc., a Nevada Corporation for services rendered.

On July 18, 2015, we entered into a consulting agreement with WT Consulting Group, LLC. For consulting services rendered, we agreed to pay a $2,000 per month retainer and 25,000 common shares per month for services.

During August 2015, we issued 400,000 shares of our common stock and warrants to purchase 400,000 shares of our common stock in connection with the sale of 400,000 units.

On October 1, 2015, we issued 30,000 of our common stock to Peter Cianci.

On October 1, 2015, we issued 40,000 shares to Five Star Labs, LLC for services rendered.

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

On August 15, 2015, we granted Edward and Patricia Sullivan 1,791,369 warrants in exchange for services rendered to us. The warrants may be exercised for a period of two years after the grant date.

On August 27, 2015, we amended an August 26, 2013 promissory note, whereby we are obligated to pay Craig Hetherington the sum of $100,000 plus interest at the rate of 15%. Under the terms of the amended note, the note’s maturity date is August 26, 2016. The note is convertible into shares of our common stock at the price of $1.00 per share.

During September 2015, we issued 300,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock in connection with the sale of 300,000 units.

On October 1, 2015, we entered into a consulting agreement with Osprey Capital Advisors. For consideration for the advisory and consulting services rendered, we issued 2,000,000 restricted shares of stock with piggyback registration rights to Osprey for their services.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the nine month period ending September 30, 2015, we sold our rebranded and repackaged products under the brand name, NutraSpray. Our newly designed products are focused on providing retailers with a flexible merchandising approach by offering our product in three sizes, single, three day and thirty day. We believe by offering our product in multiple amounts, we promote trial and upsell to larger packages.

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

In connection with our relaunched products we increased our staff in the second quarter of 2015 and presently our staff consists of:

•

Our Chief Executive Officer and President, Edgar Ward oversees our day to day operations and manufacturing facility,

•

Neal Catania, our Vice President works closely with Edgar Ward and provides us with approximately 42 hours per month of services,

•

6 full time employees who assist in our manufacturing facility,

•

3 sales staff employees, and

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

Sales

Our products are sold at retail locations in the U.S. We use the services of outside sales representatives who sell our products on a non-exclusive basis and are compensated based upon a percentage of the sales generated by them. Commissions range from 10% to 15%. We employ a sales staff of three employees.

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

On August 1, 2015, we entered into a consulting agreement with Peter Cianci. In consideration for future consulting services, we agreed to issue shares of its common stock in exchange for services rendered. Thirty thousand common shares were issued to Peter Cianci on October 1, 2015.

On August 1, 2015, we entered into a consulting agreement with Five Star Labs, LLC. In consideration for future consulting services, we agreed to issue restricted shares on a deal by deal basis. This compensation is deemed fully earned at such time as Five Star Labs, LLC provides its services. The shares were issued on October 1, 2015.

On October 1, 2015, we entered into a consulting agreement with Osprey Capital Advisors. For consideration for the advisory and consulting services rendered, we agreed to pay 2,000,000 restricted shares of stock with piggyback registration rights. One Million (1,000,000) shares will be issued upon execution of the agreement and One Million shares (1,000,000) are due Sixty (60) days thereafter. In addition to the shares, $50,000 cash is due, $25,000 due on October 1, 2015 and $25,000 payable 30 days after October 1, 2015. We are in default of the agreement.

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

10.32

Convertible Note with Ann Noble

10.33

Unit Subscription with G&C Investment Corp

10.34

Consulting Agreement with WT Consulting

10.35

Agreement with Peter Cianci

10.36

Agreement with Five Star Labs, LLC

10.37

Agreement with O Spray Capital/ Advisors

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

Dated: December 17, 2015