Form 10-Q
period 2018-03-31
NUTRAFUELS INC
filed 2018-05-21
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2018, we had May 18, 2018, we had 85,317,020 and 85,117,720 shares of common stock outstanding, respectively.

NUTRAFUELS, INC.

 Condensed Balance Sheets

ASSETS	March 31, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash	$ 152,769	$ 172,948
Accounts receivable	54,082	-
Inventory	189,448	162,194
Prepaid expenses and other current assets	211,016	332,460
Total current assets	607,315	667,602

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	994,650	425,005
Leasehold improvements	369,183	154,842
Total Property and Equipment	1,363,833	579,847
Less accumulated depreciation	(326,173)	(293,317)

Property and equipment, net	1,037,660	286,530

Total Assets	$ 1,644,975	$ 954,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 355,330	$ 87,504
Accrued expenses	233,192	206,105

Total current liabilities	588,522	293,609

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 10,000 shares; 1,000 and 1,000 issued and outstanding	-	-
Common stock, $0.0001 par value, authorized 499,990,000 shares; 85,117,720 and 81,448,561 issued and outstanding shares	8,512	8,144
Additional paid-in capital	34,420,596	33,411,300
Accumulated deficit	(33,372,655)	(32,758,921)

Total stockholders’ equity	1,056,453	660,523
Total Liabilities and Stockholders’ Equity	$ 1,644,975	$ 954,132

The accompanying notes are an integral part of the condensed financial statements

NUTRAFUELS, INC.

Condensed Statements of Operations

Three Months Ended March 31,

(Unaudited)

	2018	2017

Revenue	$ 722,905	$ 232,639

Cost of sales	355,685	134,251

Gross Profit	367,220	98,388

OPERATING EXPENSES:
Sales, advertising and promotion	22,361	13,723
Officer salaries	75,000	89,330
Noncash compensation	511,902	842,058
General and administrative expenses	321,061	291,521
Depreciation expense	32,857	15,914
Total operating expenses	963,181	1,252,546
LOSS FROM OPERATIONS	(595,961)	(1,154,158)

OTHER INCOME AND (EXPENSE)
Gain on settlement of debt	-	717
Loss on stock settlement of accounts payable	(18,004)	-
Induced debt conversion loss	-	(3,116,500)
Interest expense	(487)	(223,947)
Total other income (expense)	(17,774)	(3,339,730)
Net loss before income taxes	(613,735)	(4,493,888)
Income tax expense	-	-
Net loss	$ (613,735)	$ (4,493,888)

Loss per weighted average common share - basic and diluted	$ (0.01)	$ (0.07)

Number of weighted average common shares outstanding-basic and diluted	83,484,387	65,209,864

The accompanying notes are an integral part of the condensed financial statements

NUTRAFUELS, INC.

Condensed Statements of Changes in Stockholders’ Equity

 (unaudited)

	Number Shares Pfd	Number Shares Common	Par Amount Pfd	Par Amount Common	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2018	1,000	81,448,561	-	8,144	33,411,300	(32,758,920)	660,523
Shares issued to settle accounts payable	-	169,159	-	17	49,477	-	49,494
Shares issued for services	-	1,500,000	-	150	390,819	-	390,969
Shares issued to acquire fixed assets	-	2,000,000	-	200	569,000	-	569,200
Net loss	-	-	-	-	-	(613,735)	(613,735)
Balance, March 31, 2018	1,000	85,117,720	$ -	$ 8,512	$ 34,420,596	$ (33,372,655)	$ 1,056,453

The accompanying notes are an integral part of the condensed financial statements

NUTRAFUELS, INC.

Condensed Statements of Changes in Cash Flows

Three Months Ended March 31,

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (613,735)	$ (4,493,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	390,969	842,058
Amortization of prepaid compensation	120,934	-
Depreciation	32,857	15,914
Amortization of debt discount	-	49,145
Gain on settlement of debt	-	(717)
Loss on stock settlement of accounts payable	18,004	-
Debt induced conversion expense	-	3,116,500
Changes in operating assets and liabilities:
Increase in accounts receivable	(54,082)	(132,133)
Decrease in subscription receivable	-	5,500
(Increase) decrease in inventory	(27,254)	76,842
(Increase) in prepaid expenses	(167,782)	(15,973)
Increase (Decrease) in accounts payable	268,127	(1,236)
Increase in accrued expenses	26,124	47,789

Net cash used in operating activities	(5,838)	(490,199)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,341)	(19,797)

Net cash used in investing activities	(14,341)	(19,797)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	774,500
Cash proceeds from option exercise	-	5,000

Net cash provided by financing activities	-	779,500

Net (decrease) increase in cash	(20,179)	269,504

CASH, beginning of period	172,948	24,544

CASH, end of period	$ 152,769	$ 294,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 487	$ 635
Income taxes paid in cash	$ -	$ -
Non-Cash Financing Activities:
Shares issued to convert debt and accrued interest	$ -	$ 2,403,343
Shares issued to purchase fixed assets	$ 569,200	$ -
Shares issued to settle accounts payable	$ 49,494	$ -
Fixed assets acquired by issuing account payable	$ 200,000	$ -

The accompanying notes are an integral part of the condensed financial statements

NUTRAFUELS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(1) NATURE OF OPERATIONS

NutraFuels, Inc. (the Company) is the producer and distributor of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

c) Cash and Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  The Company had no cash equivalents at March 31, 2018 and December 31, 2017.

d) Inventories

Inventories are stated at cost utilizing the weighted average method of valuation and consist of raw materials and finished goods.

e) Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers.

f) Property and Equipment

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

g) Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers, effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance)

NUTRAFUELS, INC.

Notes to Condensed Financial Statements

 (Unaudited)

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

g) Revenue Recognition, continued

has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

The Company’s financial statements are prepared under the accrual method of accounting. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the product is ordered and subsequently shipped.

h) Income Taxes

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

As of March 31, 2018, the tax years 2017, 2016 and 2015 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

i) Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution.

j) Financial Instruments and Fair Value Measurements

The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

NUTRAFUELS, INC.

Notes to Condensed Financial Statements

 (Unaudited)

 (2) BASIS OF PRESENTATION AND USE OF ESTIMATES, continued

j) Financial Instruments and Fair Value Measurements, continued

FASB ASC 820 Fair Value Measurement clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

k) Impairment of Long-Lived Assets

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

l) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

m) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-02 is expected to result in the recognition of right to use assets and associated obligations on its balance sheet.

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $0.6 million for the three months ended March 31, 2018, and have an accumulated deficit of approximately $33.4 million at March 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

NUTRAFUELS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(3) LIQUIDITY AND GOING CONCERN CONSIDERATIONS, continued

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

(4) CONVERTIBLE DEBT

In January 2017 the Company issued 6,782,942 shares of common stock to convert $1,561,593 of convertible debt and accrued interest.

(5) NOTES PAYABLE - RELATED PARTY

In January 2017 the Company issued 3,367,000 shares of common stock to convert $841,750 of debt and accrued interest to a related party.

In the first quarter 2017 we repaid $5,850 in cash to a related party on a short-term non-interest-bearing basis.

(6) STOCKHOLDERS’ EQUITY

At March 31, 2018 and December 31, 2017, the Company has 499,990,000 shares of $0.0001 par value common stock authorized and 85,117,720 and 81,448,561 issued and outstanding, respectively.  At March 31, 2018 and December 31, 2017, the Company has 10,000 shares of $0.0001 par value preferred stock authorized and 1,000 issued and outstanding.

In January 2018, the Company issued 900,000 shares of common stock valued at $283,000 for prepaid services.

In January 2018, the Company issued 100,000 shares of common stock valued at $44,860 for past services.

In February 2018, the Company issued 169,159 shares of common stock to settle accounts payable of $31,490. The Company recorded a loss on settlement of $18,004 in connection with this settlement.

In February 2018, the Company issued 500,000 shares of common stock valued at $140,000 services.

In February 2018, the Company issued 2,000,000 shares of common stock valued at $569,200 for the acquisition of production equipment.

NUTRAFUELS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(6) STOCKHOLDERS’ EQUITY, continued

Options and Warrants

Our warrants and options outstanding are:

By Exercise Price:	March 31, 2018	December 31, 2017
Warrants - $0.35	2,750,000	2,750,000
Warrants - $0.50	10,125,000	14,342,000
Warrants - $0.75	114,286	114,286
Warrants - $1.00	124,999	124,999
Total outstanding	13,114,285	17,331,285

(7) COMMITMENTS AND CONTINGENCIES

a) Real Property Lease

We lease our office and warehouse facilities under an operating lease in Coconut Creek, Florida. The lease expires in February 2019. The minimum lease payments required for the remaining term of the lease are $51,333.

In June 2017 we entered into a new lease for a new additional facility located in Deerfield Beach, Florida. This lease begins on April 1, 2018 and expires on March 1, 2025. The minimum monthly lease payments required begin at $13,220.

b) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

(8) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at March 31, 2018.

b) Revenue

Our principal customers are comprised of five (5) separate independent private label resellers. Should we lose one or more of these resellers our revenue would decline significantly.

(9) SUBSEQUENT EVENTS

a)  Stockholders’ Equity

In April 2018 the Company issued 199,300 shares of common stock in exchange for services valued at $45,468.

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

Three Months Ended March 31, 2018 and 2017

We had sales of $722,905 and $232,639 for the three months ended March 31, 2018 and 2017, respectively, or a two hundred ten point seven percent (210.7%) increase. This increase resulted from greater acceptance of our products in the marketplace, which led to greater sales.

Cost of sales was $355,685 compared to $134,251 for the three months ended March 31, 2018 and 2017, respectively, or a one hundred sixty four point nine percent (164.9%) increase. This increase is directly related to our increase in sales.

Gross margin was $367,220 and $98,388 for the three months ended March 31, 2018 and 2017, respectively, or a two hundred seventy three point two percent (273.2%) increase.

General and administrative expenses were $321,061 compared to $291,521 for the three months ended March 31, 2018 and 2017, respectively, an increase of ten point one percent (10.1%).

Stock based compensation was $511,902 and $842,058 for the three months ended March 31, 2018 and 2017, respectively, or a thirty nine point two percent (39.2%) decrease. $722,059 of the 2017 expense was shares issued to our CEO under his January 2017 employment agreement with had a non-dilutive clause. This non-dilutive clause was removed in an amendment to the employment agreement in October 2017. The Company entered into several sales consulting agreements with third parties in 2018 and an agreement with its now Chief Medical Advisor, which called for shares to be issued.

Our interest expense was $487 compared to $223,947 for the three months ended March 31, 2018 and 2017, respectively, a decrease of ninety nine point eight percent (99.8%). This decrease is due to the recording of induced conversion charges upon the conversion of our debt to equity at a rate below the then prevailing market price of our stock in 2017, and in 2018 we have no debt.

We recorded a net loss of ($613,735) compared to ($4,493,888) for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our cash decreased $20,179 for the three months ended March 31, 2018. We used $5,838 of cash in operating activities during the three months.

Financing Activities

During the three months ended March 31, 2018, we funded our working capital requirements completely through our revenues and cash on hand.

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

Revenue Recognition

Revenue is recognized when earned, generally at shipment of product. Revenue is recognized on a gross basis in accordance with ASC 606.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three-month period ending March 31, 2018 or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On October 22, 2015, we sold 100,000 units to James Laurain for the aggregate price of $10,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until the two (2) year anniversary of the date of the investment.

On November 13, 2015, we sold 100,000 units to James Laurain for the aggregate price of $10,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until the two (2) year anniversary of the date of the investment.

On November 25, 2015, we sold 200,000 units to James Laurain for the aggregate price of $20,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until the two (2) year anniversary of the date of the investment.

On December 10, 2015, we sold 150,000 units to James Laurain for the aggregate price of $15,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until the two (2) year anniversary of the date of the investment.

On March 9, 2016, we sold 50,000 units to James Laurain for the aggregate price of $50,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until the two (2) year anniversary of the date of the investment.

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

On May 18, 2017, we sold 150,000 units to FMG Holdings LLC for the aggregate price of $30,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until the two (2) year anniversary of the date of the investment.

On July 28, 2017, we sold 100,000 units to FMG Holdings LLC for the aggregate price of $20,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until the two (2) year anniversary of the date of the investment.

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

On June 4, 2015, we sold 100,000 Units to G&C Investment Corp, a Florida corporation controlled by Jorge Garrido for the aggregate price of $100,000 or $1.00 per Unit. Each Unit consists of one (1) share of common stock and one (1) warrant which is exercisable into our common shares at the per share price of $.10 or an aggregate of $10,000. The warrants were exercised at the price of $.10 per share at the time of the investment.

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

On February 15, 2018, we issued 2,000,000 shares to Hall Global LLC, a limited liability controlled by Michael Anderson for equipment provided to us. We valued these shares at $.2846 per share or an aggregate of $569,200.

On January 23, 2018, we issued 200,000 common shares to Randy Avon for services rendered to us. We valued these shares at $.21 per share or an aggregate of $41,446.

On January 23, 2018, we issued 150,000 common shares to Daniel Slane for services rendered to us. We valued these shares at $.21 per share or an aggregate of $31,085.

On January 23, 2018, we issued 100,000 common shares to Michel Lohan for services rendered to us. We valued these shares at $.4762 per share or an aggregate of $47,618.

On January 23, 2018, we issued 350,000 shares David Zirulnikoff for services rendered to us. We valued these shares at $.26 per share or an aggregate of $89,374.

On January 23, 2018, we issued 200,000 common shares to Ronald Silver for services rendered to us. We valued these shares at $.21per share or an aggregate of $41,446.

On February 15, 2018, we issued 500,000 common shares to Hongxiang Hui for services rendered to us. We valued these shares at $.28 per share or an aggregate of 140,000.

On January 5, 2018, February 26, 2018, April 11, 2018 and April 20, 2018, we issued 43,759, 125,400, 51,700 and 147,600 shares of our common stock to Hamilton & Associates Law Group, P.A. for services rendered which we valued these shares at $.30, $.29, $.18 and $.245 per share, respectively.

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

NutraFuels, Inc.

Date: May 21, 2018	By:	/s/ Edgar Ward
Edgar Ward President, Chief Executive Officer, Acting Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)