Form 10-Q
period 2018-06-30
NUTRAFUELS INC
filed 2018-08-14
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2018, we had 89,719,069 shares of common stock outstanding.

INDEX TO FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2
Unaudited Condensed Consolidated Statements of Operations	F-3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-4
Unaudited Condensed Consolidated Statements of Changes in Cash Flows	F-5
Notes to Unaudited Condensed Consolidated Financial Statements	F-6 - F-12

NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

ASSETS	June 30, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 221,885	$ 172,948
Accounts receivable, net of allowance for doubtful accounts in the amount of $59,210	134,886	-
Inventory	474,135	162,194
Prepaid expenses and other current assets	186,074	332,460
Total current assets	1,016,980	667,602

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	1,031,283	425,005
Leasehold improvements	498,380	154,842
Total Property and Equipment	1,529,663	579,847
Less accumulated depreciation	(379,345)	(293,317)

Property and equipment, net	1,150,318	286,530

Total Assets	$ 2,167,298	$ 954,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 311,860	$ 87,504
Accrued expenses	253,326	206,105
Customer deposits	322,178	-
Liability for shares to be issued	106,638	-

Total current liabilities	994,002	293,609

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 10,000 shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, authorized 499,990,000 shares; 86,767,020 and 81,448,561 issued and outstanding shares	8,677	8,144
Additional paid-in capital	34,760,647	33,411,300
Accumulated deficit	(33,596,028)	(32,758,921)

Total stockholders’ equity	1,173,296	660,523
Total Liabilities and Stockholders’ Equity	$ 2,167,298	$ 954,132

The accompanying notes are an integral part of these condensed consolidated financial statements

NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018		June 30, 2017

Revenue	$ 1,085,411	$ 144,759	$ 1,808,316		$ 377,398

Cost of sales	372,592	149,008	728,277		283,259

Gross Profit (Loss)	712,819	(4,249)	1,080,039		94,139

OPERATING EXPENSES:
Sales, advertising and promotion	15,813	37,162	38,174		50,885
Officer salaries	77,000	107,000	152,000		196,330
Noncash compensation	471,935	9,799,448	983,837		10,641,506
General and administrative expenses	321,164	215,288	642,225		506,809
Depreciation expense	53,171	17,305	86,028		33,219
Total operating expenses	939,084	10,176,203	1,902,265		11,428,749
LOSS FROM OPERATIONS	(226,265)	(10,180,452)	(822,226)		(11,334,610)

OTHER INCOME AND (EXPENSE)
Other income	3,609	-	3,609	-	-
Gain on settlement of debt	-	-	-		717
Induced debt conversion loss	-	-	(18,004)		(3,117,125)
Interest expense	-	(625)	(487)		(223,947)
Total other income (expense)	3,609	(625)	(14,882)		(3,340,355)
Net loss before income taxes	(222,656)	(10,181,077)	(837,108)		(14,674,965)
Income tax expense	-	-	-		-
Net loss	$ (222,656)	$ (10,181,077)	$ (837,108)		$ (14,674,965)

Loss per weighted average common
share - basic and diluted	$ (0.00)	$ (0.14)	$ (0.01)		$ (0.23)

Number of weighted average common
shares outstanding - basic and diluted	85,502,855	71,679,246	83,925,458		62,727,655

The accompanying notes are an integral part of these condensed consolidated financial statements

NUTRAFUELS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Number Shares Preferred	Number Shares Common	Par Amount Preferred	Par Amount Common	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2016	-	45,890,912	$ -	$ 4,589	$ 7,024,608	$ (9,129,803)	$ (2,100,606)
Shares issued for cash	-	9,707,285	-	971	1,323,529	-	1,324,500
Shares issued upon exercise of options	-	275,000	-	27	54,973	-	55,000
Shares issued for debt conversion	-	10,129,942	-	1,013	5,613,858	-	5,614,871
Shares issued for prepaid services	-	1,250,000	-	125	363,875	-	364,000
Shares issued for services	-	14,195,422	-	1,420	19,030,455	-	19,031,875
Net loss	-	-	-	-	-	(23,629,117)	(23,629,117)
Balance, December 31, 2017	-	81,448,561	-	8,145	33,411,298	(32,758,920)	660,523
Shares issued to settle accounts payable	-	169,159	-	17	49,477	-	49,494
Shares issued for services	-	3,149,300	-	315	730,872	-	731,187
Shares issued to acquire fixed assets	-	2,000,000	-	200	569,000	-	569,200
Net loss	-	-	-	-	-	(837,108)	(837,108)
Balance, June 30, 2018 (unaudited)	-	86,767,020	$ -	$ 8,677	$ 34,760,647	$ (33,596,028)	$ 1,173,296

The accompanying notes are an integral part of these condensed consolidated financial statements

NUTRAFUELS, INC.

Condensed Consolidated Statements of Changes in Cash Flows

Six Months Ended June 30

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (837,108)	$ (14,674,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation	783,075	10,564,622
Amortization of prepaid compensation	200,762	76,884
Depreciation	86,028	33,219
Amortization of debt discount	-	531,876
Bad debt	84,183	-
Loss on stock settlement of accounts payable	18,004	-
Debt induced conversion expense	-	3,116,500
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(219,069)	(104,140)
Decrease in subscription receivable	-	5,500
(Increase) decrease in inventory	(311,941)	71,216
Decrease (increase) in prepaid expenses	374	(197,365)
Increase (decrease) in accounts payable	246,829	(5,452)
Increase (decrease) in accrued expenses	33,365	(89,244)
Increase (decrease) in customer deposits	322,178	(86,100)

Net cash provided by (used) in operating activities	406,680	(757,449)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(357,743)	(29,527)

Net cash used in investing activities	(357,743)	(29,527)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	1,144,500
Cash proceeds from option exercise	-	55,000
Repayments of amounts due to related party	-	(10,000)

Net cash provided by financing activities	-	1,189,500

Net change increase in cash and cash equivalents	48,937	402,524

CASH, beginning of period	172,948	12,133

CASH, end of period	$ 221,885	$ 414,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 487	$ 2,043
Income taxes paid in cash	$ -	$ -
Non-Cash Financing Activities:
Property and equipment purchased with debt	$ 22,873	$ -
Shares issued to convert debt and accrued interest	$ -	$ 5,614,871
Shares issued from prior year accrual	$ -	$ 7,500
Shares issued to purchase fixed assets	$ 569,200	$ -
Shares issued to settle accounts payable	$ 49,494	$ -
Shares issued for prepaid services	$ 54,750	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 -  NATURE OF OPERATIONS

NutraFuels, Inc. (the “Company”) is the producer and distributor of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption.

NOTE 2 -  BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

b) Principles of Combination

The consolidated financial statements include the accounts of the Company and Precision Analytics Testing, LLC (Precision), the Company’s wholly owned subsidiary.

c) Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d) Cash and Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  The Company had no cash equivalents at June 30, 2018 and December 31, 2017.

e) Inventories

Inventories are stated at cost utilizing the weighted average method of valuation and consist of raw materials and finished goods. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company's inventories for such declines in value.

f) Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts at June 30, 2018 is $59,210 and $0 for the period ended June 30, 2018 and December 31, 2017, respectively.

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 -  BASIS OF PRESENTATION AND USE OF ESTIMATES, CONTINUED

g) Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, seven and twelve years, using the straight-line method.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.  Leasehold improvements are amortized over their estimated useful lives or the remaining term of the lease, whichever is shorter.

h) Impairment of Long-Lived Assets

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

Impairment charges would be included with costs and expenses in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets. No adjustments were made to long-lived assets during the period ended June 30, 2018, as a result of management's assessments.

i) Advertising

Advertising costs are charged to operations as incurred and are included in operating expenses. The amounts charged for the six month period ended June 30, 2018 and 2017 amounted to $38,174 and $50,885, respectively.

j) Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers, effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

The Company’s consolidated financial statements are prepared under the accrual method of accounting. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the product is ordered and subsequently shipped.

k) Income Taxes

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

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 -  BASIS OF PRESENTATION AND USE OF ESTIMATES, CONTINUED

k) Income Taxes, continued

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no amounts accrued for interest or penalties as of June 30, 2018 and December 31, 2017, respectively.  The Company is no longer subject to examination by taxing authorities for years before December 31, 2014.  The company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

l) Net Loss Per Share

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

m) Financial Instruments and Fair Value Measurements

The carrying value of the Company’s current consolidated financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

FASB ASC 820 Fair Value Measurement clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

•

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

•

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

o) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 -  BASIS OF PRESENTATION AND USE OF ESTIMATES, CONTINUED

n) Recent Accounting Pronouncements

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

NOTE 3 -  LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $837,000 for the six months ended June 30, 2018, and have an accumulated deficit of approximately $33,596,000 at June 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2017  contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

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

NOTE 4 -  CONVERTIBLE DEBT

In January 2017, the Company issued 6,762,942 shares of common stock to convert $1,561,593 of convertible debt and accrued interest.

NOTE 5 -  NOTES PAYABLE - RELATED PARTY

In January 2017, the Company issued 3,367,000 shares of common stock to convert $841,750 of debt and accrued interest to a related party.

During the first quarter 2017, we repaid $5,850 in cash to a related party on a short-term non-interest-bearing basis.

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 -  STOCKHOLDERS’ EQUITY

Stock Activity

At June 30, 2018 and December 31, 2017, the Company has 499,990,000 shares of $0.0001 par value common stock authorized and 86,767,020 and 81,448,561 issued and outstanding, respectively.

In January 2018, the Company issued 900,000 shares of common stock valued at $203,351 for services.

In January 2018, the Company issued 100,000 shares of common stock valued at $47,618 for past services.

In February 2018, the Company issued 169,159 shares of common stock to settle accounts payable of $31,490. The Company recorded a loss on settlement of $18,004 in connection with this settlement.

In February 2018, the Company issued 500,000 shares of common stock valued at $140,000 for services.

In February 2018, the Company issued 2,000,000 shares of common stock valued at $569,200 for the acquisition of production equipment.

In April 2018, the Company issued 449,300 shares of common stock valued at $ 100,218 for current and on-going services.

In June 2018, the Company issued 1,200,000 shares of common stock valued at $ 240,000 for services.

Options and Warrants

Our warrants and options outstanding are:

By Exercise Price:	June 30, 2018	December 31, 2017

Warrants - $0.35	2,750,000	2,750,000
Warrants - $0.50	9,275,000	14,342,000
Warrants - $0.75	114,286	114,286
Warrants - $1.00	124,999	124,999
Total outstanding	12,264,285	17,331,285

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases their office and warehouse facilities located in in Coconut Creek, Florida under a non-cancelable operating lease agreement with an expiration date of February 2019.

In June 2017, the Company entered into a new lease for an additional facility located in Deerfield Beach, Florida under a non-cancelable operating lease. The new lease begins upon substantial completion of the improvements at the facility and expires 84 months from lease commencement.

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Operating Lease, continued

The following is a schedule of future minimum lease payments under all leases due in periods subsequent to June 30, 2018:

Fiscal Year Ending December 31
2018	$ 28,000
2019	167,981
2020	163,407
2021	168,310
2022	173,359
Thereafter	548,430
Total	$ 1,285,487

The Company's rental expense for all facilities and equipment amounted to $39,515 and $38,556 for the 6 month period ended June 30, 2018 and 2017, respectively.

Legal Proceedings

From time to time, the Company is subject to legal proceedings which arise in the ordinary course of the Company's business. Although there can be no assurance as to the ultimate disposition of these matters, the Company's management believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Consulting Agreements

On July 25, 2018, the Company signed a partnership and agency sales agreement (NFSKIN Agreement) with a third party entity (Revenue Sharing Partner).  The agreement calls for the non-exclusive authorization for the Revenue Sharing Partner to sell certain Company products (Protected Accounts) through their worldwide network.  The Company is to pay commissions to the Revenue Sharing Partner on sales made of those Protected Accounts.

Since the initial engagement of the Company and the Revenue Sharing Partner commenced on January 1, 2017, the calculation for the commissions owed to the Revenue Sharing Partner was calculated from January 1, 2017 through June 30, 2018. The method of payment will be in the form of shares of the Company.  As of June 30, 2018, the stock liability owed to the Revenue Sharing Partner amounted to $106,638.

NOTE 8 - CONCENTRATIONS OF CREDIT RISK

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts with high credit quality financial institutions, which may, at times, may exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at June 30, 2018.

Revenue

The Company’s principal customers are comprised of five separate independent private label resellers. Should the Company lose one or more of these resellers, their revenue would decline significantly.

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

On July 23, 2018, 1,068,489 shares issued by the Company, with a value of $ 234,962 for past services to third party consultant were cancelled.

On July, 25, 2018, the Company issued 437,500 shares of common stock valued at $71,750 to employees of the Company as part of their compensation.

On July 25, 2018, the Company issued 514,549 shares of common stock in settlement of the liability for shares to be issued as described in Note 7.

On July, 31, 2018, the Company entered into a $250,000 convertible promissory note agreement with a private third party lender. The note bears interest at 12% and matures on July 31, 2020.  Upon execution of the note, the Company is to issue 2,000,000 shares and 625,000 warrants to purchase Company shares at a price of $.20 per share.  Additionally, at any time prior to the maturity date of the note, the third party lender can elect to convert the note into shares of the Company at $.40 per share.

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Six Months Ended June 30, 2018 and 2017

We had sales of $1,808,316 and $377,398 for the six months ended June 30, 2018 and 2017, respectively, or a three hundred seventy nine point two percent (379.2%) increase. This increase resulted from greater acceptance of our products in the marketplace, which led to greater sales.

Cost of sales was $728,277 compared to $283,259 for the six months ended June 30, 2018 and 2017, respectively, or a one hundred fifty seven point one percent (157.1%) increase. This increase is directly related to our increase in sales.

Gross margin was $1,080,039 and $94,139 for the six months ended June 30, 2018 and 2017, respectively, or a one thousand forty seven point three percent (1,047.3%) increase.

General and administrative expenses were $642,225 compared to $506,809 for the six months ended June 30, 2018 and 2017, respectively, an increase of twenty six point seven percent (26.7%).

Stock based compensation was $983,837 and $10,641,506 for the six months ended June 30, 2018 and 2017, respectively, or a ninety point eight percent (90.8%) decrease. $10,462,162 of the June 30, 2017 expense was due to shares issued to our CEO under his January 2017 employment agreement with had a non-dilutive clause. This non-dilutive clause was removed in an amendment to the employment agreement in October 2017. The Company entered into several sales consulting agreements with third parties in 2018 and an agreement with its now Chief Medical Advisor, which called for shares to be issued.

Our interest expense was $487 compared to $223,947 for the six months ended June 30, 2018 and 2017, respectively, a decrease of ninety nine point eight percent (99.8%). This decrease is due to the recording of induced conversion charges upon the conversion of our debt to equity at a rate below the then prevailing market price of our stock in 2017, and in 2018 we have no debt.

We recorded a net loss of ($837,108) compared to ($14,674,965) for the six months ended June 30, 2018 and 2017, respectively.

Three Months Ended June 30, 2018 and 2017

We had sales of $1,085,411 and $144,759 for the three months ended June 30, 2018 and 2017, respectively, or a six hundred forty nine point two eight (649.8%) increase. This increase resulted from greater acceptance of our products in the marketplace during the period, which led to greater sales.

Cost of sales was $372,592 compared to $149,008 for the three months ended June 30, 2018 and 2017, respectively, or a one hundred fifty percent (150.0%) increase. This increase is directly related to our increase in sales.

Gross margin was $712,819 and ($4,249) for the three months ended June 30, 2018 and 2017, respectively, or a sixteen thousand eight hundred seventy six point two percent (16,876.2%) increase.

General and administrative expenses were $321,164 compared to $215,288 for the three months ended June 30, 2018 and 2017, respectively, an increase of forty nine point two percent (49.2%).

Stock based compensation was $471,935 and $9,799,448 for the three months ended June 30, 2018 and 2017, respectively, or a ninety five point two percent (95.2%) decrease.

Our interest expense was $0 compared to $625 for the three months ended June 30, 2018 and 2017, respectively, a decrease of one hundred percent (100.0%). This decrease is due to the recording of induced conversion charges upon the conversion of our debt to equity at a rate below the then prevailing market price of our stock in 2017, and in 2018 we have no debt.

We recorded a net loss of ($222,656) compared to ($10,181,077) for the three months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our cash increased $48,937 for the six months ended June 30, 2018. We generated $406,680 of cash in operating activities during the six month period.

Financing Activities

During the six months ended June 30, 2018, we funded our working capital requirements completely through our revenues, working capital and cash on hand.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 2 of Notes to the Financial Statements.)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the  six month period ending June 30, 2018 or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 21, 2015, we sold a promissory note in the amount of $250,000 to William Ferri. The note accrued interest at 10% and included options to purchase 250,000 common shares at the price of $.20 per share. On January 4, 2017, William Ferri converted the principal and accrued interest due in the amount of $275,000 into our common shares at the price of $.25 per share or an aggregate of 1,100,000 shares. On May 12, 2017, Mr. Ferri exercised the 250,000 options at an exercise price of $.20 per share or an aggregate of $50,000.

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

On February 15, 2018, we issued 500,000 common shares to Hongxiang Hui for services rendered to us. We valued these shares at $.28 per share or an aggregate of $140,000.

On January 5, 2018, February 26, 2018, April 11, 2018, April 20, 2018 and June 2, 2018, we issued 43,759, 125,400, 51,700, 147,600 and 700,000 shares of our common stock to Hamilton & Associates Law Group, P.A. for services rendered which we valued these shares at $.30, $.29, $.18 $.245 and $.20 per share, respectively.

On May 11, 2018, we issued 250,000 common shares to Tony Hunter for services rendered to us. We valued these shares at $.19 per share or an aggregate of $ 54,750.

On June 1, 2018, we issued 500,000 common shares to Lyons Capital for services rendered to us. We valued these shares at $.20 per share or an aggregate of $100,000.

On July 25, 2018, we issued 62,500 common shares to Mary Ellen Mahon for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,250.

On July 25, 2018, we issued 62,500 common shares to Anthony Centorani for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,250.

On July 25, 2018, we issued 250,000 common shares to Michael P. Dulak for services rendered to us. We valued these shares at $.16 per share or an aggregate of $41,000.

On July 25, 2018, we issued 62,500 common shares to Robert Patrick Scott for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,250.

On July 25, 2018, we entered into an agreement with Breadfruit Tree DBA NFSkin, a Florida corporation where by we agreed to pay them 15% of their net sales of our product. The 15% is payable in up to 3,000,000 shares of our common stock which will be calculated based on a value of $.20 per share. On August 9, 2018, we issued 514,549 of the shares issuable under the agreement.

On July 31, 2018, we entered into a note agreement with New Leaf Assets, LLC, a Delaware limited liability company. The note bears interest at the rate of 12%. In connection with the note, New Leaf received 2,000,000 shares of our common stock and 625,000 warrants exercisable at the rate of $.20 per share at any time until July 31, 2021.  The principal and accrued interest due under the note is convertible at the holder’s option into our common shares at the price of $.40 per share at any time prior to maturity.

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

NutraFuels, Inc.

Date: August 14, 2018	By:	/s/ Edgar Ward
Edgar Ward President, Chief Executive Officer, Acting Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)