Form 10-Q
period 2018-09-30
NUTRAFUELS INC
filed 2018-11-13
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2018, we had 90,604,569 shares of common stock outstanding.

INDEX TO FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2
Unaudited Condensed Consolidated Statements of Operations	F-3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-4
Unaudited Condensed Consolidated Statements of Changes in Cash Flows	F-5
Notes to Unaudited Condensed Consolidated Financial Statements	F-6 - F-14

NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

ASSETS	September 30, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 210,190	$ 172,948
Accounts receivable, net	20,537	-
Inventory	429,605	162,194
Prepaid expenses and other current assets	164,856	332,460
Total current assets	825,188	667,602

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	1,251,293	425,005
Leasehold improvements	422,105	154,842
Total property and equipment	1,673,398	579,847
Less accumulated depreciation	(390,168)	(293,317)

Property and equipment, net	1,283,230	286,530

Total Assets	$ 2,108,418	$ 954,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 292,401	$ 87,504
Accrued expenses	421,602	206,105
Customer deposits	202,832	-
Current portion of capital leases	959	-
Liability for shares to be issued	74,637	-

Total current liabilities	992,431	293,609

LIABILITIES
Capital leases, net of current portion	18,220	-
Convertible note, net of unamortized discount of $299,495 and $0	80,504	-

Total liabilities	1,091,155	293,609

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, authorized 10,000 shares; 1,000 shares issued and outstanding	-	-
Common stock, $0.0001 par value, authorized 499,990,000 shares; 90,067,069 and 81,448,561 issued and outstanding shares	9,007	8,144
Additional paid-in capital	35,321,409	33,411,300
Accumulated deficit	(34,313,153)	(32,758,921)

Total stockholders’ equity	1,017,263	660,523
Total Liabilities and Stockholders’ Equity	$ 2,108,418	$ 954,132

The accompanying notes are an integral part of these condensed consolidated financial statements

NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$ 1,062,146	$ 652,385	$ 2,870,462	$ 1,029,727

Cost of sales	775,191	334,699	1,503,468	617,958

Gross Profit	286,955	317,686	1,366,994	411,769

OPERATING EXPENSES:
Sales, advertising and promotion	139,890	266	178,064	51,151
Officer salaries	87,000	25,000	239,000	221,330
Noncash compensation	183,453	8,493,180	1,167,290	19,134,686
General and administrative expenses	547,956	308,226	1,190,180	815,035
Depreciation expense	10,824	17,622	96,852	50,841
Total operating expenses	969,123	8,844,294	2,871,386	20,273,043
LOSS FROM OPERATIONS	(682,168)	(8,526,608)	(1,504,392)	(19,861,274)

OTHER INCOME AND (EXPENSE)
Other income	8,928	-	12,537	-
Other expense	(10,407)	-	(10,407)	-
Gain on settlement of debt	-	-	-	717
Induced debt conversion loss	-	-	(18,004)	(3,117,125)
Finance costs	(24,030)	-	(24,030)	-
Interest expense	(9,450)	(583)	(9,937)	(224,530)
Total other income (expense)	(34,959)	(583)	(49,841)	(3,340,677)
Net loss before income taxes	(717,127)	(8,527,191)	(1,554,233)	(23,202,212)
Income tax expense	-	-	-	-
Net loss	$ (717,127)	$ (8,527,191)	$ (1,554,233)	$ (23,202,212)

Loss per weighted average common
share - basic and diluted	$ (0.01)	$ (0.12)	$ (0.02)	$ (0.33)

Number of weighted average common
shares outstanding - basic and diluted	88,635,101	73,403,796	85,997,383	70,266,530

The accompanying notes are an integral part of these condensed consolidated financial statements

NUTRAFUELS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Number Shares Preferred	Number Shares Common	Par Amount Preferred	Par Amount Common	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2016	1,000	45,890,912	$ -	$ 4,589	$ 7,024,608	$ (9,129,803)	$ (2,100,606)
Shares issued for cash	-	9,707,285	-	971	1,323,529	-	1,324,500
Shares issued upon exercise of options	-	275,000	-	27	54,973	-	55,000
Shares issued for debt conversion	-	10,129,942	-	1,013	5,613,858	-	5,614,871
Shares issued for prepaid services	-	1,250,000	-	125	363,875	-	364,000
Shares issued for services	-	14,195,422	-	1,420	19,030,455	-	19,031,875
Net loss	-	-	-	-	-	(23,629,117)	(23,629,117)
Balance, December 31, 2017	1,000	81,448,561	-	8,145	33,411,298	(32,758,920)	660,523
Shares issued to settle accounts payable	-	169,159	-	17	49,477	-	49,494
Shares issued for services	-	4,189,349	-	419	925,003	-	925,422
Shares issued to acquire fixed assets	-	2,000,000	-	200	569,000	-	569,200
Shares issued for cash	-	260,000	-	26	43,306	-	43,332
Shares issued for issuance of debt	-	2,000,000	-	200	190,276	-	190,476
Warrants on convertible debt	-	-	-	-	114,161	-	114,161
Beneficial conversion feature on
convertible debt	-	-	-	-	18,888	-	18,888
Net loss	-	-	-	-	-	(1,554,233)	(1,554,233)
Balance, September 30, 2018 (unaudited)	1,000	90,067,069	$ -	$ 9,007	$ 35,321,409	$ (34,313,153)	$ 1,017,263

The accompanying notes are an integral part of these condensed consolidated financial statements

NUTRAFUELS, INC.

Condensed Consolidated Statements of Changes in Cash Flows

Nine Months Ended September 30

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,554,233)	$ (23,202,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation	945,309	10,728,315
Amortization of prepaid compensation	221,981	217,524
Depreciation	96,852	50,841
Amortization of debt discount	24,030	531,876
Bad debt	84,183	-
Loss on stock settlement of accounts payable	18,004	-
Debt induced conversion expense	-	3,116,500
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(104,720)	(115,240)
(Increase) in inventory	(267,411)	(165,557)
Decrease (increase) in prepaid expenses	372	(76,976)
Increase in accounts payable	236,387	80,146
Increase in accrued expenses	215,497	7,904,190
Increase in customer deposits	202,832	51,955

Net cash provided by (used) in operating activities	119,083	(878,638)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(505,173)	(110,093)

Net cash used in investing activities	(505,173)	(110,093)

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	43,332	1,324,500
Proceeds from convertible debt	380,000	-
Cash proceeds from option exercise	-	55,000
Repayments of amounts due to related party	-	(15,500)

Net cash provided by financing activities	423,332	1,364,000

Net increase in cash and cash equivalents	37,242	375,269

CASH, beginning of period	172,948	12,133

CASH, end of period	$ 210,190	$ 387,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 487	$ 2,043
Non-Cash Financing Activities:
Property and equipment purchased with debt	$ 19,179	$ -
Shares issued to convert debt and accrued interest	$ -	$ 2,403,343
Shares issued for commissions	$ 106,638	$ -
Shares issued to acquire fixed assets	$ 569,200	$ -
Shares issued to settle accounts payable	$ 49,494	$ -
Shares issued for prepaid services	$ 54,750	$ -

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

NOTE 2 -  BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

b) Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and Precision Analytics Testing, LLC (Precision), the Company’s wholly owned subsidiary.

c) Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d) Cash and Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  The Company had no cash equivalents at September 30, 2018 and December 31, 2017.

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

f) Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $59,210 and $0 for periods ended September 30, 2018 and December 31, 2017, respectively.

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

Impairment charges would be included with costs and expenses in the Company's condensed consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's condensed consolidated balance sheets. No adjustments were made to long-lived assets during the period ended September 30, 2018, as a result of management's assessments.

i) Advertising

Advertising costs are charged to operations as incurred and are included in operating expenses. The amounts charged for the three month period ended September 30, 2018 and 2017 amounted to $139,800 and $266, respectively. The amounts charged for the nine month period ended September 30, 2018 and 2017 amounted to $178,064 and $51,151 respectively.

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

The Company’s condensed consolidated financial statements are prepared under the accrual method of accounting. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the product is ordered and subsequently shipped.

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

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no amounts accrued for interest or penalties as of September 30, 2018 and December 31, 2017, respectively.  The Company is no longer subject to examination by taxing authorities for years before December 31, 2014.  The company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

NOTE 3 -  LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1,554,000 for the nine months ended September 30, 2018, and have an accumulated deficit of approximately $34,313,000 at September 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2017 contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

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

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 -  LIQUIDITY AND GOING CONCERN CONSIDERATIONS, CONTINUED

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

NOTE 4 -  CONVERTIBLE NOTE

In January 2017, the Company issued 6,762,942 shares of common stock to convert $1,561,593 of convertible debt and accrued interest.

On July 31, 2018, the Company entered into a convertible promissory note facility with a third party lender for total proceeds of $2,000,000. The convertible promissory note calls for six funding installments from July 31, 2018 through January 15, 2019.  The convertible promissory note bears interest at 10% and has a maturity date of July 31, 2020.

In July 2018, the Company received the first installment of $250,000 of the convertible promissory note, at which time the Company issued 2,000,000 shares of common stock valued at $190,476 and 625,000 warrants to purchase common stock valued at $59,523. The convertible promissory note is convertible into shares of the Company at a price of $.40 per share.  The terms of the conversion does not give rise to a beneficial conversion feature. The total debt discount from the embedded features amounted to $250,000. Amortization of the debt discount in connection with the first installment amounted to $20,833 for the period ended September 30, 2018.

In August 2018, the Company received the second installment of $130,000 of the convertible promissory note, at which time the Company issued 325,000 warrants to purchase common stock valued at $54,638.  The convertible promissory note is convertible into shares of the Company at a value of $.40 per share.  The terms of the conversion gives rise to a beneficial conversion feature resulting in a fair value of $18,888.  The total debt discount from the embedded features amounted to $73,525. Amortization of the debt discount in connection with the second installment amounted to $3,197 for the period ended September 30, 2018.

The following is a schedule of future minimum payments for all debt held due in years subsequent to September 30, 2018 (excluding debt discount):

Fiscal Year Ending December 31
2018	$ -
2019	-
2020	380,000
Thereafter	-
Total	$ 380,000

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 -  NOTES PAYABLE - RELATED PARTY

In January 2017, the Company issued 3,367,000 shares of common stock to convert $841,750 of debt and accrued interest to a related party.

During the first quarter 2017, we paid $5,850 in cash to a related party in settlement of a short-term non-interest-bearing advance.

NOTE 6 -  STOCKHOLDERS’ EQUITY

Stock Activity

At September 30, 2018 and December 31, 2017, the Company has 499,990,000 shares of $0.0001 par value common stock authorized and 90,067,069 and 81,448,561 issued and outstanding, respectively.

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

In April 2018, the Company issued 449,300 shares of common stock valued at $100,218 for current and on-going services.

In June 2018, the Company issued 1,200,000 shares of common stock valued at $240,000 for services.

In July 2018, the Company issued 437,500 shares of common stock valued at $70,000 for services.

In July 2018, the Company issued 2,000,000 shares of common stock and 625,000 warrants to purchase common stock in exchange for a $250,000 convertible note payable (see Note 4).

In August 2018, the Company issued 260,000 shares of common stock in exchange for $43,332 in cash.

In August 2018, the Company issued 325,000 warrants to purchase common stock in exchange for a $130,000 convertible note payable (see Note 4).

In September 2018, the Company issued 602,549 shares of common stock valued at $124,238 for services.

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 -  STOCKHOLDERS’ EQUITY, CONTINUED

Options and Warrants

Our warrants and options outstanding are:

By Exercise Price:	September 30, 2018	December 31, 2017

Warrants - $0.20	950,000	-
Warrants - $0.35	2,750,000	2,750,000
Warrants - $0.50	7,125,000	14,342,000
Warrants - $0.75	114,286	114,286
Warrants - $1.00	124,999	124,999
Total outstanding	11,064,285	17,331,285

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases their office and warehouse facilities located in in Coconut Creek, Florida under a non-cancelable operating lease agreement with an expiration date of February 2019.

In June 2017, the Company entered into a lease for an additional facility located in Deerfield Beach, Florida under a non-cancelable operating lease. The term of the lease is for 84 months and calls for yearly 3% increases to base rent, with monthly payments which commenced in January 2018.

Capital Leases

During August 2018, the Company entered into a non-cancelable lease agreement for warehouse equipment with a third party vendor which calls for monthly payments of $320 and expires in August 2023.  The lease agreement is collateralized by the respective equipment.

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

The following is a schedule of future minimum lease payments under all leases due in periods subsequent to September 30, 2018:

Fiscal Year Ending December
2018 (3 Months)	$ 54,622
2019	176,576
2020	172,146
2021	177,195
2022	182,396
Thereafter	408,747
Total	$ 1,171,682

The Company's rental expense for all facilities and equipment amounted to $145,804 and $19,717 for the three month period ended September 30, 2018 and 2017, respectively.  The amounts charged for the nine month period ended September 30, 2018 and 2017 amounted to $185,319 and $58,273 respectively.

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

Consulting Agreements

On July 25, 2018, the Company signed a partnership and agency sales agreement (NFSKIN Agreement) with a third party entity (Revenue Sharing Partner).  The agreement provides the Revenue Sharing Partner with a non-exclusive right to sell certain Company products (Protected Accounts) through their worldwide network.  The Company is obligated to pay commissions to the Revenue Sharing Partner on sales made of those Protected Accounts.

The NFSKIN Agreement was given an effective date of January 1, 2017, as a result, a calculation for the commissions owed to the Revenue Sharing Partner was calculated from January 1, 2017 through June 30, 2018. On September 10, 2018, the Company issued shares with value of $106,638 to compensate for the amounts owed from the period from January 1, 2018 through June 30, 2018. The stock liability owed to the Revenue Sharing Partner for the three month period ended September 30, 2018, amounted to $25,637.

Employment Agreements

On July 1, 2018, the Company entered into a three year employment agreement which in addition to the base salary, called for the issuance of 250,000 shares to the employee upon execution of the agreement.  As of September 30, 2018, the shares had not been issued resulting in a stock liability owed to the employee in the amount of $49,000.

NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 8 - CONCENTRATIONS OF CREDIT RISK

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts with high credit quality financial institutions, which may, at times, exceed federally insured limits. The Company had no cash balance in excess of FDIC insured limits at September 30, 2018 or December 31, 2017.

Revenue

The Company’s principal customers are comprised of 5 separate independent private label resellers. Should the Company lose one or more of these resellers, their revenue would decline significantly.

NOTE 9 - SUBSEQUENT EVENTS

On October, 11, 2018, the Company issued 437,500 shares of common stock valued at $80,938 to employees of the Company as part of their compensation.

On October, 11, 2018, the Company issued 100,000 shares of common stock valued at $18,500 to consultants of the Company as part of their payment for services.

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

Nine Months Ended September 30, 2018 and 2017

We had sales of $2,870,462 and $1,029,727 for the nine months ended September 30, 2018 and 2017, respectively, or a one hundred seventy eight point eight percent (178.8%) increase. This increase resulted from greater acceptance of our products in the marketplace, which led to greater sales.

Cost of sales was $1,503,468 compared to $617,958 for the nine months ended September 30, 2018 and 2017, respectively, or a one hundred forty three point three percent (143.3%) increase. This increase is directly related to our increase in sales.

Gross margin was $1,366,994 and $411,769 for the nine months ended September 30, 2018 and 2017, respectively, or a two hundred thirty two point zero percent (232.0%) increase.

General and administrative expenses were $1,190,180 compared to $815,035 for the nine months ended September 30, 2018 and 2017, respectively, an increase of forty six point zero percent (46.0%).

Stock based compensation was $1,167,290 and $19,134,686 for the nine months ended September 30, 2018 and 2017, respectively, or a ninety three point nine percent (93.9%) decrease. $18,917,777 of the September 30, 2017 expense was due to shares issued to our CEO under his January 2017 employment agreement which had a non-dilutive clause. This non-dilutive clause was removed in an amendment to the employment agreement in October 2017. The Company entered into several sales consulting agreements with third parties and employees in 2018 and an agreement with its now Chief Medical Advisor, which called for shares to be issued.

Our interest expense was $9,937 compared to $224,530 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of ninety five point six percent (95.6%). This decrease is due to the recording of induced conversion charges upon the conversion of our debt to equity at a rate below the then prevailing market price of our stock in 2017, and in 2018 we have no debt for the first two quarters.

We recorded a net loss of ($1,554,233) compared to ($23,202,212) for the nine months ended September 30, 2018 and 2017, respectively.

Three Months Ended September 30, 2018 and 2017

We had sales of $1,062,146 and $652,385 for the three months ended September 30, 2018 and 2017, respectively, or a sixty two point two eight (62.8%) increase. This increase resulted from greater acceptance of our products in the marketplace during the period, which led to greater sales.

Cost of sales was $775,191 compared to $334,699 for the three months ended September 30, 2018 and 2017, respectively, or a one hundred thirty one point six percent (131.6%) increase. This increase is directly related to our increase in sales.

Gross margin was $286,955 and $317,686 for the three months ended September 30, 2018 and 2017, respectively, or a nine point seven percent (9.7%) decrease.

General and administrative expenses were $547,956 compared to $308,226 for the three months ended September 30, 2018 and 2017, respectively, an increase of seventy seven point eight percent (77.8%).

Stock based compensation was $183,453 and $8,493,180 for the three months ended September 30, 2018 and 2017, respectively, or a ninety seven point eight percent (97.8%) decrease.

Our interest expense was $9,450 compared to $583 for the three months ended September 30, 2018 and 2017, respectively, an increase of one thousand five hundred twenty point nine percent (1,520.9%). This decrease is due to the recording of induced conversion charges upon the conversion of our debt to equity at a rate below the then prevailing market price of our stock in 2017, and in 2018 having minimal debt.

We recorded a net loss of ($717,127) compared to ($8,527,191) for the three months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our cash increased $37,242 for the nine months ended September 30, 2018. We generated $119,083 of cash in operating activities during the nine month period.

Financing Activities

During the nine months ended September 30, 2018, we funded our working capital requirements through our revenues, working capital, cash on hand, proceeds from lending and proceeds from the issuance of stock.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the nine month period ending September 30, 2018 or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On October 1, 2015, we issued 30,000 of our common stock to Peter Cianci in exchange for services rendered. We valued these shares at the price of $.17 per share or an aggregate of $5,100.

On October 1, 2015, we issued 40,000 shares to Five Star Labs, LLC, a Florida limited liability company controlled by Eric Caprarese for services rendered. We valued these shares at $.17 per share or an aggregate of $6,800.

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

On December 16, 2015 and January 2, 2016, we issued 150,000 shares to WT Consulting, LLC a Florida limited liability company controlled by William Hirschy, for services rendered. We valued these shares at $.3467 per share or an aggregate of $52,000.

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

On May 11, 2018, we issued 250,000 common shares to Tony Hunter for services rendered to us. We valued these shares at $.19 per share or an aggregate of $54750 54,750.

On June 1, 2018, we issued 500,000 common shares to Lyons Capital for services rendered to us. We valued these shares at $.20 per share or an aggregate of $100,000.

On July 25, 2018, we issued 62,500 common shares to Mary Ellen Mahon for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,000.

On July 25, 2018, we issued 62,500 common shares to Anthony Centorani for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,000.

On July 25, 2018, we issued 250,000 common shares to Michael P. Dulak for services rendered to us. We valued these shares at $.16 per share or an aggregate of $40,000.

On July 25, 2018, we issued 62,500 common shares to Robert Patrick Scott for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,000.

On July 25, 2018, we entered into an agreement with Breadfruit Tree DBA NFSkin, a Florida corporation where by we agreed to pay them 15% of their net sales of our product. The 15% is payable in up to 3,000,000 shares of our common stock which the number of shares will be calculated based on a value of $.20 per share. On September 10, 2018, we issued 514,549 of the shares issuable under the agreement or an aggregate of $106,638.

On July 31, 2018, we entered into an agreement with New Leaf Assets, LLC, a Delaware limited liability company whereby New Leaf agreed to purchase the sum of $2,000,000 of convertible promissory notes from us. Each note would bear interest at the rate of 12%. The sums due under the note were convertible into our common shares at the price of $.40 per share at any time prior to maturity. In exchange for the investment of $2,000,000, New Leaf received 2,000,000 shares of our common stock. New Leaf delivered the sum of $250,000 and $130,000 on July 31, 2018 and August 23, 2018, respectively and received 950,000 warrants in connection therewith. As described under Item 5 of this Report on Form 10-Q, our Board of Directors approved the cancellation of the 2,000,000 shares and 950,000 warrants issued to New Leaf due to its breach of the agreement.

On August 24, 2018, we issued 200,000 shares of our common stock to Barrington Jenoure for an aggregate of $33,332 or the per share price of $.167 per share.

On August 28, 2018, we issued 60,000 shares of our common stock to Barrington Jenoure for an aggregate of $10,000 or the per share price of $.167 per share.

On September 20, 2018, we issued 62,000 common shares to John Gross for services rendered to us. We valued these shares at $.20 per share or an aggregate of $12,400.

On September 20, 2018, we issued 26,000 common shares to Ann Mahfood for services rendered to us. We valued these shares at $.20 per share or an aggregate of $5,200.

On October 11, 2018, we issued 250,000 common shares to Nicholas Ward, the son of our Chief Executive Officer, President and Director for services rendered to us. We valued these shares at $.196 per share or an aggregate of $49,000.

On October 11, 2018, we entered into a convertible note agreement in the principal amount of $37,500 with FMG LLC. The note bears interest at the rate of 10% and has a maturity date of November 30, 2018. The principal and interest due under the note are convertible into our common shares at the rate of $.20 in whole or in part at any time until maturity. Mr. Farr received warrants to purchase 1,000,000 of our common shares at the price of $.21 per share any time until October 31, 2021.

On October 11, 2018, we entered into a convertible note agreement in the principal amount of $37,500 with Forage Complete, LLC. The note bears interest at the rate of 10% and has a maturity date of November 30, 2018. The principal and interest due under the note are convertible into our common shares at the rate of $.20 in whole or in part at any time until maturity. Mr. Farr received warrants to purchase 1,000,000 of our common shares at the price of $.21 per share any time until October 31, 2021.

On November 7, 2018, we entered into a convertible note agreement in the principal amount of $25,000 with Paul R. Botts. The note bears interest at the rate of 10% and has a maturity date of December 20, 2018. The principal and interest due under the note are convertible into our common shares at the rate of $.20 in whole or in part at any time until maturity.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On July 1, 2018, we entered into an agreement with Nicholas Ward, the son of our Chief Executive Officer, President and Director to provide us with services for a period of three (1) years. The services consist of providing direction, leadership and training on General Manufacturing Procedures (“GMP”), improving our operational systems processes and policies, managing and increasing the effectiveness and efficiency of our support services and assisting with our long-term planning. Mr. Ward received 250,000 shares of our common stock upon execution of the agreement. Mr. Ward receives a salary of $52,000 annually and shall receive 250,000 shares of the Company’s’ common stock on each July 1, 2019, July 1, 2020 and July 1, 2021 for his services.

On July 31, 2018, we entered into a note agreement with New Leaf Assets, LLC, a Delaware limited liability company (“New Leaf”) whereby New Leaf agreed to invest the sum of $2,000,000 as follows:

Due Date	Amount Required to be Delivered by New Leaf	Amount Delivered By New Leaf
7/31/18	$250,000	$250,000
9/15/18	$250,000	$130,000
10/15/18	$250,000	$0
11/15/18	$250,000	$0
12/15/18	$500,000	$0
01/15/19	$500,000	$0
TOTAL	$2,000,000	$380,000

For each investment of $250,000 New Leaf would receive 625,000 warrants to purchase our common stock at the price of $.20 per share at any time until July 31, 2021. The note bears interest at the rate of 12% and sums due under the note are convertible at the into our common shares at the price of $.40 per share at any time prior to maturity. In exchange for the investment of $2,000,000, New Leaf received 2,000,000 shares of our common stock. New Leaf delivered the sum of $250,000 and $130,000 on July 31, 2018 and August 23, 2018, respectively and received 950,000 warrants in connection therewith.  On November 7, 2018, we delivered a notice of breach to New Leaf and our Board of Directors approved the cancellation of the 2,000,000 shares and 950,000 warrants.  The Company is presently evaluating causes of action against New Leaf.

On September 17, 2018 the Company amended an agreement dated April 10, 2017, as amended, (the “Agreement”) with Hall Global LLC, Michael R. Anderson and Bill Nicholson (the “Hall Global Parties”). In connection with the agreement, the Hall Global Parties returned 2,000,000 shares of the Company’s common stock to the Company for cancellation and the Company returned a piece of manufacturing equipment to the Hall Global Parties. The parties released one another from their obligations under the Agreement.

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

NutraFuels, Inc.

Date: November 13, 2018	By:	/s/ Edgar Ward
Edgar Ward President, Chief Executive Officer, Acting Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)