Form 10-K
period 2018-12-31
NUTRALIFE BIOSCIENCES, INC
filed 2019-04-02
CIK 1563463

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 000-55144

NUTRALIFE BIOSCIENCES, INC.
(Name of small business issuer in its charter)

Florida	46-1482900
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Common Stock, $.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2018 and March 27, 2019, we had 97,315,941 and 128,667,583 shares outstanding, respectively, of our common stock outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” and “continue” negatives thereof or similar expressions. These forward-looking statements are found in various places throughout this Report and include but are not limited to information concerning possible or assumed future results of our operations; business strategies; future cash flows; regulation financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, regulation, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports filed with the Securities and Exchange Commission (“SEC”) on Form 10-K, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1. Business

Overview

NutraLife BioSciences, Inc. (“us”, “we” or the “Company”) was founded in 2010 by Edgar Ward, the Company’s Chief Executive Officer, President & Director to engage in the development, manufacturing and distribution of nutritional and dietary oral spray products. Since then the Company has evolved into a branded and private label developer, manufacturer and distributor of a wide range of nutraceutical, wellness, and CBD products. The Company’s revenues increased from $225,293 in 2016 to $3,711,327 in 2018.

The Company’s manufacturing facility has been registered with the Food and Drug Administration and its manufacturing facility has operated in accordance with the Good Manufacturing Processes Standard (GMP) for more than five years. Our products adhere to high manufacturing standards throughout every step of the manufacturing and extraction process. Our products are formulated, developed, manufactured and produced under the supervision of Edgar Ward, our Chief Executive Officer, President and Director. Once produced our products are tested by our in-house laboratory chemists. Our nutraceutical and industrial CBD products are of the highest-quality and laboratory tested for strength, purity and contaminants such as heavy metals, pesticides, and solvents.

We offer thirteen (13) different core formulations which we modify to meet the specifications of our private label customers. We provide approximately 50 different variations of our core formulations. Our private label products include CBD-infused oral sprays, tinctures, pet drops, pain balms, and face creams, and nutraceutical oral spray products for sleep support and weight loss packaged under the customer’s brand names.

Our spray products and tinctures are available in various formulations and strengths and are available for purchase online directly from the Company through its website at www.nutralifebiosciences.com, as well as through numerous other private label distributors, online retailers and retail outlets.

Corporate History

NutraLife BioSciences, Inc, was formed as a limited liability company in the state of Florida on April 1, 2010. On December 3, 2012, we converted from a limited liability company to a Florida corporation.

We have four wholly owned subsidiaries:

•	Precision Analytic Testing, LLC, a Florida limited liability company (“PAT”) formed on May 11, 2017,
•	NutraDerma Technologies, Inc., (“NutraDerma”) a Florida corporation formed on January 28, 2019,
•	PhytoChem Technologies, Inc., a Florida corporation (“PhytoChem”) formed on February 4, 2019, and
•	TransDermalRX, Inc., a Florida corporation (“TransDermal”) formed on February 8, 2019.

Bankruptcy, Receivership or Similar Proceedings

We have not been involved in a bankruptcy receivership or similar proceeding. Additionally, we have not been involved in a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our Business

We are a manufacturer and distributor of nutraceutical, dietary, wellness and other products. Our products are sold to private label distributors who sell the products we manufacture under their own brand names as well as under our own brand names.

For the years ending on December 31, of 2017 and 2018, we generated revenues of $1,790,168 and $3,711,327, respectively from the sale of our products.

In March of 2017, we began selling CBD products. Since that time, revenues from sales of our CBD products increased from approximately $1,380,000 for the year ended December 31, 2017 to $2,400,000 for the year ended December 31, 2018 representing 77% and 78% of our revenues for such periods.

Our Products and Services

We manufacture and distribute private label and branded products. In the years ended December 31, 2017 and 2018, private label sales represented 91% and 99% of our revenue, respectively.

Our Products

Our CBD products are derived from the seeds and mature stalks of the Cannabis Sativa plant which includes all parts and varieties of the cannabis sativa plant also known as hemp, which contain a tetrahydrocannabinol concentration (“THC”) that does not exceed 0.3 percent on a dry-weight basis. In December of 2018, the U.S. Food and Drug Administration completed an evaluation of three generally recognized as safe (GRAS) notices for hemp seed-derived food ingredients. The FDA stated that hulled hemp seed (GRN765), hemp seed protein powder (GRN771), and hemp seed oil (GRN778) are GRAS under their intended conditions of use. Our CBD products are made from seeds and mature stalks of hemp and contain only trace amounts of THC, we believe they qualify as GRAS products.

Our CBD products include:

•	Cannabinoid-rich hemp oil derived from industrial hemp
•	Tinctures
•	Topical lotions and oils applied directly to the skin designed to treat pain or inflammation
•	Face creams
•	Massage oils
•	Nutraceutical Sprays with CBD as an added ingredient
•	Pet products taken internally

Our branded products include NutraHemp CBD products including oral sprays, tinctures, pet drops, pain balms, and face creams and NutraSpray oral spray products for sleep support and an appetite suppressant.

Recent Developments

In November of 2018, our wholly owned subsidiary PAT began providing bulk material analytical, identity, potency and purity testing of raw industrial hemp.

In January of 2019, our wholly owned subsidiary, NutraDerma acquired the patent for a natural dermal skin patch that is designed to prevent mosquito and other insect bites.

In March of 2019, we licensed our technology for a unique system for pharmaceutical grade delivery of testosterone into the human body to licensed pharmacist, Orlando Pharmacy.

Our Operating Strategy

We believe a number of current industry trends will increase demand for private label products particularly in the industrial hemp CBD market. Our operating strategy consists of the following key elements:

•	We purchase raw materials and produce goods only upon receipt of a firm commitment from our private label customers and we require payment in full prior to shipping. Once a product is shipped to a customer, we generally do not accept returns unless the product is defective or delivered late. These practices minimize our need to carry unsold inventories.
•	We regularly update our product line to keep up with consumer trends and industry developments.
•	We provide superior customer service by controlling the entire production process of our products. By controlling the production process, we have the ability to tailor products to a customer's specific needs, offer customers rapid order turn around time, maintain flexible scheduling and maintain higher standards of quality control.
•	We seek to add value to customers' overall merchandising effort. We work closely with our customers to develop distinctive product lines at their particular price points. This process allows our customers to achieve a degree of differentiation from their retail competitors. We believe our ability to develop, manufacture and offer high quality, all-natural products is a competitive advantage and will lead to increased orders.
•	We emphasize the development of long-term relationships with our customers by providing a high level of customer service through our sales force. We seek to capitalize on our knowledgeable and experienced sales force by maintaining regular interaction with our customers which provides us with an understanding of which products will meet their particular needs.

Our Growth Strategy

We intend to grow our business by pursuing the following strategies:

•	We plan to continue to brand ourselves as a High Quality GMP Compliant manufacturer of industrial hemp CBD products. Many manufacturers of CBD based products do not operate in compliance with GMP standards. All of our CBD products are tested at multiple stages of the production process to ensure product quality and a THC content of less than 0.3%.
•	We will seek to increase sales to our existing customers by expanding sales of additional products. Certain of our customers began their relationship with us by purchasing only one of our products. Since these initial purchases, we have been able to expand our sales to such customers to multiple products. This strategy has enabled us to expand our product sales to our existing customers over time. We aggressively pursue these cross-selling opportunities. Our range of products enables us to pursue many of these cross-selling opportunities.
•	We seek to increase sales to customers by offering products in categories outside of our traditional product offerings. In November of 2018, through our wholly owned subsidiary PAT, we began providing bulk material analytical, identity, potency and purity testing of raw hemp. In 2019, we plan to commercialize a patented all-natural dermal skin patch that prevents mosquito and other insect bites. Through our wholly owned subsidiary PhytoChem, we plan to provide hemp cultivation and raw bulk material extraction and processing.
•	We plan to leverage our sales, reputation for quality all-natural products to expand our customer base to other private label customers within the industrial hemp CBD and Nutraceutical markets.

Our Customers

Our private label sales represent 21 different brands of products manufactured by us. Sales to private label customers represented approximately 91% and 99% of our revenues for the years ended December 31, 2017 and 2018, respectively. Our industrial hemp CBD products represented 77% and 78% of private label sales in the year ended December 31, 2017 and 2018.

Our private label products are sold primarily to five (5) private-label distributors, 3 Point Ops, NF Skin, Organic by Nature, My Daily Choice, and Oxzgen, which represented 32%, 25%, 17%, 13%, and 4% percent of our sales in the year ended December 31, 2018.

We do not enter into long term contracts with our private label distributors and all sales are made by purchase order. Our private label customers are not obligated to order a minimum amount of product from us and can discontinue purchasing our product at any time.

We believe our private label products offer numerous benefits to our customers:

•	Our private label products as less expensive than brand name products, but of equal or better quality.
•	Our private label products offer the opportunity for higher profit margins than brand name products.
•	Distributing private label products builds brand recognition for the retail as well as the wholesale customer.
•	We are registered with the FDA and follow GMP in the manufacturing process ensuring high quality products and consistent standards for our private label customers.
•	Businesses using our private label products avoid the additional expense of manufacturing and creating the finished product.
•	Our private label customers are able to focus their attention and resources on their business and not on manufacturing a final product.
•	We offer high quality unique products with enhanced delivery systems that are effective and appealing to consumers
•	We offer a wide range of private label products providing our customers with a variety of options.
•	Private label customers have the convenience of ordering our products online.

Manufacturing

Once developed, our products are manufactured at our facility in Coconut Creek, Florida. We obtain all raw materials and ingredients for our products from third party suppliers. For all orders we receive, we manufacture, package, label and ship the product to the customer. We lease an aggregate of six thousand four hundred (6,400) square feet of office and warehouse space at 6601 Lyons Rd, Suites L-6&7, Coconut Creek, Florida 33073. Approximately five thousand eight hundred (5,800) square feet at this location is used for manufacturing, storage and distribution of our products.

On June 6, 2017, we entered into an agreement to lease nineteen thousand eight hundred and thirty-one (19,831) square feet in Deerfield Beach, FL 33441. We plan to use seventeen thousand eight hundred (17,800) square feet of the new Deerfield Beach location for manufacturing, storage and distribution of our products. We expect to begin manufacturing at this location in June of 2019.

By manufacturing our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing process generally consists of the following operations: (a) sourcing ingredients for products, (b) warehousing raw ingredients, (c) efficacy testing and measuring ingredients for inclusion in products, and (d) blending using automatic equipment. The next step, bottling and packaging, involves filling, capping, coding, labeling and placing the product in packaging with appropriate tamper-evident features then sending the packaged product to our customers.

The Food and Drug Administration ("FDA") requires companies manufacturing homeopathic medicines to have their facilities certified as Good Manufacturing Practices ("GMPs"). Our manufacturing facility is registered with the FDA and is compliant with its GMP certification. Our quality control program seeks to ensure the superior quality of our products and that they are manufactured in accordance with current GMP. Our processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. Periodically, we retain the services of outside GMP audit firms to assist us in our efforts to comply with GMPs.

Sources and Availability of Raw Materials

The raw materials for our industrial hemp CBD products consist of Cannabidiol rich oil and isolate. We obtain the raw materials for our industrial hemp CBD products from state licensed suppliers. We obtain the raw materials for our other non-CBD based products from several ingredient suppliers located in the U.S. These raw materials consist of naturally derived vitamins and nutrients. The raw materials used by us are available from a variety of suppliers. We maintain a good relationship with our suppliers and do not anticipate that any of our suppliers will terminate their relationship with us in the near term. We have ongoing relationships with secondary and tertiary suppliers. In the event, we are unable to obtain any of our raw materials from our suppliers; we believe that we could obtain alternative sources of any raw materials from other suppliers. We do not have contracts with our suppliers and we order our raw materials on an as needed basis. We have not experienced any material adverse effects on our business as a result of shortages of raw materials or packaging materials used in the manufacturing of our products. An unexpected interruption or a shortage in supply of raw materials could adversely affect our business derived from these products.

Shipping and Delivery of Finished Products

Upon completion of the manufacturing process, our products are shipped directly to customers. Private label products are packaged by us in the packaging provided by each customer. All shipping, bills of lading and invoices are generated by us from our Coconut Creek, Florida facility.

We ship the product ordered within forty-five (45) days to our private label distributors, thirty (30) days to retail customers and within thirty (30) days to wholesale and third party (non-private label) distributors. All orders are shipped by freight delivery at the cost of the customer. We require a deposit of fifty percent (50%) upon an order being placed from our private label customers and the balance prior to shipping. Our retail customers must pay for their order at the time that the order is placed.

Product Development & Quality

We have in place comprehensive quality control procedures to ensure that raw materials and finished goods meet our exacting quality standards. Each product we offer is based upon the research of Edgar Ward, our Chief Executive Officer, President, and sole Director, with the assistance of our in-house chemists. Our products are and, in the future, will continue to be identified by Mr. Ward based upon suggestions from our customers, and from industry and market research he conducts on an ongoing basis. We do not employ medical professionals and our management does not have experience in the healthcare industry or in the treatment of disease. Our products have not been confirmed in any respect by the U.S. Food and Drug Administration or any other governmental agency and may not produce the results intended. In developing products, we require:

•	ingredients that are supported with a certificate of analysis, publicly available scientific research and references which our Chief Executive Officer reviews with our in-house chemists who assist in developing our final products;
•	ingredients that are combined so that their effectiveness is not impaired;
•	the CBD contained in our products is less than .3% and all other ingredients are in dosage levels that fall within tolerable upper intake levels established for healthy people by the Institute of Medicine of the National Academies and products with hemp;
•	our products do not contain adulterated ingredients such as ephedra, androstenedione, aspartame, steroids, or human growth hormones; and
•	our formulations that have a minimum of one-year shelf life.

Sales and Marketing

Our Chief Executive Officer, President and Director, Edgar Ward actively participates in the planning of our marketing and selling efforts. We employ 1 in house sales representative and use the services independent sales representatives on a commission basis. This sales structure enables us to effectively control our costs and sales efforts.

We use web based marketing to promote our brands and products including social media and promotion of our website at www.nutralifebiosciences.com. Our websites provide useful information about our industry, new developments and our products and allows visitors to order our retail and wholesale wellness, nutraceutical and CBD products. We use Search Engine Optimization (SEO) on an ongoing basis to drive traffic to our website and social media pages and enhance our presence on major search engines such as Google, Bing and Yahoo.

We emphasize the development of long-term relationships with our customers. We have established strong relationships with individual buyers at each of our private label customers, and more importantly, it has also established relationships with senior management of our key private label customers.

A key component of our ability to achieve long-term relationships is the high level of services that we provide to our customers. Each sales person is responsible for all aspects of a customer's needs, including product samples, obtaining orders, coordinating product selection, monitoring production and delivering finished products. During the production process, such salesperson is responsible for informing the customer about the progress of an order, including any difficulties that might affect delivery time. In this way, we and our customer can make appropriate arrangements regarding any delay or other change in the order. Further, we ensure that multiple salespersons are familiar with each customer account so that they can work cooperatively to assist one another on a reciprocal basis. We believe that this sales management technique provides an advantage over our competitors because it ensures that our customers always have a knowledgeable salesperson available to discuss product orders and related issues.

Our sales force is in constant contact with our customers to develop an understanding of the customers' retail strategies and production requirements. We use this information to provide our customers with products that meet their particular requirements efficiently. We require that our sales force be knowledgeable about all aspects of our products. We believe our knowledgeable sales force enables it to provide our customers immediate feedback as to the various costs and availability of various raw materials, and production times.

Employees

As of the date hereof, we have approximately twenty-six (26) full-time and part-time employees. Four (4) employees are chemists engaged in product development and testing, four (4) are engaged in executive or administrative capacities, thirteen (13) employees are engaged in manufacturing, packaging or distribution and one (1) is engaged in sales.

From time to time, we employ temporary employees which provides us with flexibility to adjust staffing levels in response to demand.

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

Our Core Marketing Strategy

We believe that our marketing mix of social media promotions and search engine optimization is an optimal strategy to increase sales for both our private label and branded products.

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

Our wholly owned subsidiary, NutraDerma holds patent number 7,754,237 from the U.S. Patent and Trademark office, for an all natural dermal patch designed to prevent mosquito and other insect bites. We plan to test, manufacture and distribute this product in 2019.

Backlog of Orders

We have no backlog of orders.

Seasonal Aspect of our Business

None of our products are affected by seasonal factors.

Status of any Publicly Announced New Product or Service

We do not have any publicly announced new product or service.

Material Agreements

Owen Morgan

On February 4, 2019, our wholly owned subsidiary known as Phytochem Technologies, Inc. (“Phytochem entered into an agreement (the “Agreement”) with Owen Morgan, an individual, where by Mr. Morgan will provide certain know how and services to Phytochem for the commercialization of certain technologies (the “Technology”) to separate and/or process the components of hemp to remove and/or modify, purify, dilute and extract bioactive ingredients and/or remove unwanted substances to produce finished products for a variety of applications.

Mr. Morgan is obligated to provide services to Phytochem for a period of one (1) year. In exchange for his services, Mr. Morgan received $65,520 upon execution of the Agreement and will be compensated $15,000 monthly. Mr. Morgan’s services include overseeing all aspects of the manufacturing which shall be done in the United Kingdom. Phytochem is obligated to pay up to $10,000 to manufacture a demo unit (“Demo Unit”) using the Technology and $400,000 plus enhancement costs, shipping and installation to manufacture two commercial units using the Technology.

Phytochem is obligated to pay Mr. Morgan 40% of net revenues derived from the commercialization of the Technology. In addition, Mr. Morgan shall receive shares of the Common Stock of NTFU upon certain milestones. Upon receipt of the Demo Unit and Commercial Unit, Mr. Morgan shall receive 500,000 and 1,500,000 shares, respectively. If the commercialization of the Technology results in revenues of $1,000,000, $5,000,000 and $10,000,000, Mr. Morgan shall receive 2,000,000 shares upon each milestone. If the commercialization of the Technology results in revenues of $25,000,000, $50,000,000, and $100,000,000, Mr. Morgan shall receive 4,000,000, 5,000,000 and 5,000,000 shares, respectively, upon each milestone.

Orlando Pharmacy

On March 10, 2019, we entered into an agreement (the “Agreement”) with Orlando Pharmacy Inc., a Florida corporation (the “Pharmacy”) whereby we granted a limited exclusive license to the Pharmacy for a unique process for a delivery system to deliver testosterone into the human body using an oral spray. Under the terms of the Agreement, the Pharmacy is obligated to pay royalties to us of sixty-six and two thirds percent (66 2/3%) of its net sales of the Product within fifteen (15) days after the close of each calendar month. The Agreement has a term of five (5) years unless earlier terminated. The Agreement will automatically terminate:

(a)	Upon the Pharmacy’s failure to use best efforts to market the product;
(b)	Within three (3) months after execution, if the Pharmacy fails to have net revenues of at least $10,000 from the sale of the Product;
(c)	Within one year after execution, if the Pharmacy fails to have net revenues of at least $500,000 from the sale of the Product;
(d)	Within two years after execution, if the Pharmacy fails to have net revenues of at least $2,000,000 from the sale of the Product;
(e)	Within three years after execution, if the Pharmacy fails to have net revenues of at least $3,000,000 from the sale of the Product;
(f)	Within four years after execution, if the Pharmacy fails to have net revenues of at least $4,000,000 from the sale of the Product; or
(g)	Within five years after execution, if the Pharmacy fails to have net revenues of at least $5,000,000 from the sale of the Product.

NewLeaf Assets LLC

On March 10, 2019, we entered into an agreement with NewLeaf Assets, LLC, a Delaware Limited Liability Company (“NewLeaf”) as amended, (the “Agreement”) whereby NewLeaf invested an aggregate of $1,380,000 (the “Investment”) in our securities (the “Securities”) as follows:

(a)	NewLeaf invested the sums of $250,000, $130,000 and $1,000,000 on July 31, 2018, August 31, 2018 and March 15, 2019, respectively;
(b)	On July 31, 2018 NewLeaf was granted 2,000,0000 shares of our common stock and warrants to purchase 625,000 shares at the price of $.20 per share at any time for a period of three (3) years;
(c)	On August 31, 2018 NewLeaf received warrants to purchase 325,000 shares of our common stock at the price of $.20 per share at any time for a period of three (3) years;
(d)	On March 15, 2019, NewLeaf invested the sum of $1,000,000; and
(e)	On March 15, 2019, we issued 13,764,705 common shares, warrants to purchase an additional 10 million common shares at the price of $.20 per share at anytime until March 4, 2022 and an option to purchase an aggregate of 7,647,058 common shares at the aggregate price of $650,000 at any time prior to April 8, 2019.

As a result of the Investment, NewLeaf holds an aggregate of 15,764,705 of our common shares, warrants to purchase an additional 10,950,000 common shares for an aggregate price of $2,190,000 and an option to purchase an additional 7,647,058 common shares for an aggregate price of $650,000 at any time prior to April 8, 2019.

The Company paid a finder’s fee of 10% in connection with the Investment. Under the terms of the Agreement, if NewLeaf sells, assigns, gifts or otherwise transfers any portion of the Securities to any other person or entity (the “Transferees”), the aggregate amount of the Securities that may be sold by all NewLeaf and the Transferees in the aggregate shall be 1% of the Company’s then outstanding common shares every ninety (90) days.

Competitive Business Conditions

The nutritional, dietary supplement and industrial hemp CBD industries are highly competitive. Numerous manufacturers and distributors compete with us for customers throughout the United States selling products to private label customers and retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. We are also vulnerable to competition from companies that can manufacture similar products to our products and compete for private label customers. The markets for our products are highly competitive. We compete on the basis of customer service, product quality, pricing and marketing support.

We compete with major private label and broadline brand manufacturers many of which are larger and have access to greater resources than us. Among other factors, competition among private label manufacturers is based upon price. If one or more private label or broadline brand manufacturers significantly reduce their prices in an effort to gain market share, our results of operations or market position could be adversely affected. We also compete with manufacturers of nationally advertised brand name products which are larger and have resources substantially greater than us. In the future, one or more of these companies could seek to compete more directly with us by manufacturing private label products or by significantly lowering the prices of their national brand products.

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

Regulation of our Hemp Finished Products

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

On December 20, 2018, the Agriculture Improvement Act of 2018 also known as the “Farm Bill” was signed into law. The Farm Bill removed hemp from the Controlled Substances Act, granted the U.S. Department of Agriculture the ability to regulate hemp defined as cannabis (Cannabis sativa L.), and derivatives of cannabis with extremely low (less than 0.3 percent on a dry weight basis) concentrations of the psychoactive compound delta-9-tetrahydrocannabinol (THC) and preserved the right for the U.S. Food and Drug Administration (FDA) to regulate products containing cannabis or cannabis-derived compounds authority to regulate products containing cannabis or cannabis-derived compounds under the FD&C Act and section 351 of the Public Health Service Act.

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, distribution and sale of drugs, food, including dietary supplements, and over-the-counter drugs and any inclusion of cannabis or cannabis-derived compounds, like CBD, in such products would be regulated by the FDA regardless of the source of the cannabis substance, be it hemp or marijuana.

Our CBD products are derived from the seeds and mature stalks of the Cannabis Sativa plant which includes all parts and varieties of the cannabis sativa plant also known as hemp, which contain a tetrahydrocannabinol concentration (“THC”) that does not exceed 0.3 percent on a dry-weight basis. In December of 2018, the U.S. Food and Drug Administration completed an evaluation of three generally recognized as safe (GRAS) notices for hemp seed-derived food ingredients. The FDA stated that hulled hemp seed (GRN765), hemp seed protein powder (GRN771), and hemp seed oil (GRN778) are GRAS under their intended conditions of use. Some of the intended uses for these ingredients include adding them as source of protein, carbohydrates, oil, and other nutrients to beverages (juices, smoothies, protein drinks, plant-based alternatives to dairy products), soups, dips, spreads, sauces, dressings, plant-based alternatives to meat products, desserts, baked goods, cereals, snacks and nutrition bars. Our CBD products are made from seeds and mature stalks of hemp and contain only trace amounts of THC, we believe they qualify as GRAS products.

We have not obtained and do not plan to obtain FDA approval of our CBD products. As a result, we could be subject to enforcement proceedings by the FDA. We do not believe that FDA enforcement proceedings are likely since our products only contain trace elements of THC and do not cause the "high" associated with the THC in marijuana. Additionally, Hemp Finished Products like those sold by us are sold by large retailers online including Whole Foods, Publix, Wal-Mart and others. Despite the foregoing, should we become subject to FDA or other enforcement proceedings we could have to cease operations.

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

IRS section 280(E) prevents cannabis companies from deducting expenses from their income, except for those considered cost of goods sold. No deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by federal law or the law of any State in which such trade or business is conducted. Though, for the reasons described above, we do not believe the Hemp Finished Products to be appropriately treated as a controlled substance, IRC 280(E) is enforced against us relating to deductions concerning our Hemp Finished Products, such tax treatment could create operating and cash flow problems in the future.

Regulation of our Products not Containing CBD

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

Item 1A. Risk Factors

Risks Related to our Financial Condition

We are dependent on the sale of our securities to fund our operations.

During the years ended December 31, 2017 and, December 31, 2018, we received $1,325,000 and $618,000, from the sale of our securities. For the years ended December 31, 2017 and December 31, 2018, our revenues were $1,790,168 and $3,711,327, respectively from the sale of our products. Our operating expenses are presently approximately $284,000 per month or $3,400,000 annually which consist of rent, advertising, salaries and other general and administrative expenses. Our cash on hand as of the date of this Annual Report on Form 10-K is $823,000 which is sufficient to pay our operating expenses for approximately three (3) months. We do not have any arrangements for future financing. We are dependent on the sale of our securities to help fund our operations. There is no assurance we will be able to obtain future funding for our operations from the sale of our securities. The future issuance of our securities will result in substantial dilution in the percentage of our common stock held by our then existing stockholders, and would likely have an adverse effect on any trading market for our common stock. Obtaining financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing to fund our future operations, our business could fail and you could lose your investment.

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

For the years ended December 31, 2017 and December 31, 2018, we incurred net losses of $23,629,117 and $2,074,537. As a result, our auditor has rendered an opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We have limited historical performance for you to base an investment decision upon, and we may never become profitable.

For the years ended December 31, 2017 and, December 31, 2018, our revenues were $1,790,168 and $3,711,327 Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of our operating losses and the risks, difficulties and uncertainties frequently encountered by companies with limited operations such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our potential revenues will be negatively impacted.

For the years ended December 31, 2017 and December 31, 2018, our revenues were $1,790,168 and $3,711,327, respectively from the sale of our products. For the years ended December 31, 2017 and December 31, 2018, we incurred net losses of $23,629,117 and $2,074,537.

Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

Our operating expenses are presently approximately $284,000 per month or $3,400,000 annually, which consists of rent, advertising, salaries and other general and administrative expenses. Our cash on hand as of the date of this Form 10-K is $823,000 which is sufficient to pay our operating expenses for approximately three (3) months. In the future, we may require additional debt or equity funding to continue our operations. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding. Further new offerings of our common shares will dilute our existing shareholders and your investment in our common shares. We do not have any plans or specific agreements for new sources of funding and we have no agreements for financing in place.

Our liabilities could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2018, our total liabilities were approximately $1,015,075. Our liabilities could have important consequences for our investors, including: making it more difficult for us to make payments on indebtedness; increasing our vulnerability to general economic and industry conditions; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness when our indebtedness become due. This reduces our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; limiting our ability and the ability of our subsidiaries to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors which have fewer liabilities. We may incur substantial additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we face could increase.

Risks Related to Our Business

We have been growing rapidly and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.

We have experienced rapid growth in a relatively short period of time. Our revenues were approximately $225,293, $1,790,168 and $3,711,327 for the years ended December 31, 2016, 2017 and 2018, respectively.

We plan to continue to expand our operations, and we anticipate that further significant expansion will place additional demands on our resources and operations. We presently operate our manufacturing and distribution from a 6,400 square foot facility. We plan to begin manufacturing at a second facility consisting of 20,000 square feet in addition to our existing facility. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our sales and manage our operational systems. If we are unable to manage our growth successfully, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include but are not limited to:

•	effectively recruiting, integrating, training, and motivating new employees, including our sales force, while retaining existing private label distributors and effectively executing our new business plan focusing on the processing, extraction and sale of CBD products;
•	satisfying existing customers and attracting new customers of our products and services;
•	introducing new products and services;
•	increasing our private label customers;
•	controlling expenses and investments in expanded operations including our new manufacturing facility;
•	implementing and enhancing our administrative, operational, and financial infrastructure, systems, and processes; and
•	addressing new products to meet consumer preferences.

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

Our revenues are highly dependent upon four private label distributors, which represented 32%, 25%, 17%, and 13%, of our revenues for the year December 31, 2018 and should these distributors reduce their orders from us or should we lose these distributors; our revenues and results of operations would be negatively affected which could cause you to lose your investment.

Our revenues are concentrated and highly dependent on four (4) private label customers which represented 32%, 25%, 17%, and 13%, of our revenues for the year ended December 31, 2018. All sales made under a private label relationship are made on a purchase order basis and there are no long-term contracts with respect to any private label relationships. There can be no assurance that existing private label relationships will continue in the future or that we will be able to obtain new private label relationships on an ongoing basis, if at all. Our private label customers can reduce the products they order from us or cease ordering products from us at any time without notice. There can be no assurance that these private label customers will continue to place orders with us, that orders by such customers will continue at their previous levels or that we can replace any such lost business. Should this occur, our revenues and results of operations will be negatively affected which could cause you to lose your investment in our common shares.

As a result of our evolving business model, we have a limited operating history in our lines of business and, therefore, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Since our inception, our business model has evolved significantly. In 2017, we began selling CBD products and as a result our revenues increased from $1,790,168 in 2017 to $3,711,327 in 2018. CBD became our main source of income, and we focused on generating revenue through private label manufacturers. As a result of the change in our business model, our revenues have significantly increased from prior periods. We have a limited operating history for our CBD products from which to evaluate our business. Our failure to successfully execute our business plan would have a material adverse effect on our ability to continue operating. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our quarterly and annual expenses are likely to increase substantially over the next several years depending upon the level of capital spending required to grow our revenues. Our operating results in future quarters may fall below expectations. Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share.

We do not have any written contracts with our customers. This allows such customers to use other companies instead of us which may negatively impact on our sales.

Because we do not have any written contracts with our customers who are free to purchase products from other suppliers. If a significant number of our customers began to use competing companies instead of us, our sales would decrease significantly.

Any potential growth in the cannabis or cannabidiol-related industries continues to be subject to new and changing state and local laws and regulations.

Our CBD products are made from Hemp Finished Products. Under 21 U.S.C. § 802(16), the seeds (incapable of germination) and the mature stalks of the Cannabis sativa plant, together with products made from these parts, are known as Hemp Finished Products and are exempted from the definition of cannabis and are legal. Continued development of the cannabis and cannabidiol related industries is dependent upon continued legislative legalization of cannabis and cannabidiol related products at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation for the re-criminalization or restriction of cannabidiol at the state level could negatively impact our business because of the perception that it is related to cannabidiol. Additionally, changes in applicable state and local laws or regulations could restrict the products and services we offer or impose additional compliance costs on us or our customers. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will have a material adverse effect on our business.

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

The manufacture, labeling and distribution of our products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell our products in the future. The FDA regulates our nutraceutical and wellness products to ensure that the products are not adulterated or misbranded.

We are subject to additional regulation as a result of our CBD products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increase the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

We are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by other wellness, nutraceutical and CBD companies. Consumer perception of nutrition supplements and our products, in particular, can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety, quality or efficacy of nutritional supplements and our products could harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

If the products we sell do not have the healthful effects intended, our business may suffer.

In general, our products contain food, nutritional supplements which do not currently require approval from the FDA or other regulatory agencies prior to sale. Many of our products contain innovative ingredients or combinations of ingredients. There is little long term experience with human or other animal consumption of certain of these ingredients or combinations thereof in concentrated form. Our products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects. Should our products cause unwanted side effects or not have the results intended, it could have a material adverse effect on our business, financial condition and results of operations.

We could suffer reputational and financial damage in the event of injury from our products or product recalls.

As a manufacturer and distributor of products intended for human consumption, we are subject to product liability claims if the use of our products for others is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs, lotions and other ingredients that are not subject to pre-market regulatory approval in the United States or internationally. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur which would likely result in product liability claims against us which would increase our costs and adversely affect our reputation and harm our business. We may be held liable if any illness or injury caused by any product we develop, manufacture or distribute, if any such product is found to be unsuitable for use. In addition to any reputational damage we would suffer, we cannot guarantee that our product liability insurance or that of any of our suppliers would fully cover potential liabilities. In the event of litigation, any adverse judgments against us would have a material adverse effect on our financial condition, including our cash balances, and results of operations.

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

We manufacture products primarily for third parties who sell the products under their own brand names. We also sell products under our own brand names. Our product formulations are not patented and there are numerous companies selling similar products. As such, third parties could copy our products or sell similar products to our distributors and/or customers.

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

Our business is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition and future growth.

The nutritional supplement, wellness and CBD industries are highly competitive with respect to price, brand and product recognition and new product introductions. Many of our competitors are larger, more established and possess greater financial, personnel, distribution and other resources. We face competition (a) in the health food channel from a limited number of large nationally known manufacturers, private label brands and many smaller manufacturers of dietary and nutrition supplements; and (b) in the mass-market distribution channel from manufacturers, major private label manufacturers and others. Private label brands at mass-market chains represent substantial sources of income for these merchants and the mass-market merchants often support their own labels at the expense of other brands. As such, the growth of our brands within food, drug, and general mass-market merchants are highly competitive and uncertain. If we cannot compete effectively, we may not be profitable.

We may experience greater than expected product returns, which might adversely affect our sales and results of operations.

In the year ended December 31, 2018, product returns represented 1% of our sales. Products may be returned for various reasons, including expiration dates or lack of sufficient sales volume. Any increase in product returns could reduce our results of operations.

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

Our future depends on the continued contributions of Edgar Ward, our founder, Chief Executive Officer, President and sole Director who would be difficult to replace. The services of Mr. Ward are critical to the management of our business and operations. Additionally, we do not maintain key man life insurance on Mr. Ward. Should we lose the services of Mr. Ward, and be unable to replace his services with equally competent and experienced personnel, our operational goals and strategies would likely be adversely affected, which will negatively affect our revenues.

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

Our Vice-President devotes limited time to our business, which may negatively impact our plan of operations, implementation of our business plan and our potential profitability.

Neil Catania, our Vice-President currently devotes only ten (10) hours to our business each month. Our Chief Executive Officer and President, Edgar Ward, devotes full time to our business however, there is no assurance he will be able to do so in the future. Management time devoted to our business activities in the future may be inadequate to implement our plan of operations and develop a profitable business.

Risks Related to Our Common Stock

Our Chief Executive Officer, President and sole Director has voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

As of December 31, 2018, we had 97,315,941 shares, respectively, of our common stock outstanding, each entitled to one vote per common share. Our Chief Executive Officer, President and sole Director, Edgar Ward, held 22,899,407 common shares directly, 1,000,000 shares indirectly and 1,000 Series A Preferred Shares at December 31, 2018 which provide 500,000 votes per share or an aggregate of 500,000,000 votes on all matters submitted to our stockholders. As a result, Mr. Ward controls 523,899,407 of 597,315,941 votes or approximately 88% of all votes and has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Mr. Ward’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti‐takeover effect, possibly depressing the trading price of our common stock.

We will likely issue additional shares in the future to fund our operations. The issuance of the shares in the future upon conversion of outstanding securities will result in substantial dilution in the percentage of our common stock held by our existing shareholders. Any securities sold more than twelve (12) months prior to the date hereof are currently eligible for resale under Rule 144. In general, persons holding restricted securities in a company not reporting with the Securities & Exchange Commission, including affiliates, must hold their shares for a period of at least twelve (12) months. Additionally, affiliates may not sell more than one (1%) percent of the total issued and outstanding shares in any ninety (90) day period, and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock are resold under Rule 144, prevailing market prices for our common stock will be reduced.

We may, in the future, issue additional securities which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 499,990,000 shares of common stock. As of March 27, 2019, we had 128,667,583 shares of common stock outstanding. Accordingly, we may issue up to an additional 371,322,417 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Additionally, we are authorized to issue 1,000 shares of preferred stock of which 1,000 shares are outstanding. As such, we may issue an additional 9,000 shares of preferred stock. Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at our discretion including conversion and voting preferences without notice to our shareholders.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We lease an aggregate of 6,400 square feet of office and warehouse space at 6601 Lyons Rd, Suites L-6&7, Coconut Creek, FL 33073, with base rent at $6,700 per month from Lyons Corporate Park for our executive offices. Approximately 5,800 square feet is used for manufacturing, storage and distribution. The lease term expires on January 1, 2022. On June 6, 2017, we entered into an agreement with Hillsboro Technology Center, LLC to lease an aggregate of 19,831 square feet at 448 Hillsboro Technology Drive, Deerfield Beach, FL 33441, with base rent at $13,220.67 per month plus 7.65% of common area and 13% of building operating expenses. We plan to use this location as a manufacturing, storage and distribution facility commencing in June 2019. The lease term commenced on January 1, 2018 and terminates eighty-six (86) months thereafter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock, par value $0.0001 per share (the "Common Stock"), is quoted with the symbol “NLBS” on the OTC Markets. Our common shares were quoted with the symbol “NTFU” on the OTC Markets from May 19, 2014 until March 5, 2019. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

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

Set forth below are the range of high and low prices for our common stock from the OTC Markets OTCQB for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

PERIOD	HIGH	LOW
YEAR 2017
First Quarter 03/31/17	$2.40	$0.35
Second Quarter 06/30/17	$0.76	$0.40
Third Quarter 09/30/17	$0.55	$0.23
Fourth Quarter 12/31/17	$0.70	$0.10
YEAR 2018
First Quarter 03/31/18	$0.67	$0.20
Second Quarter 06/30/18	$0.28	$0.16
Third Quarter 09/30/18	$0.34	$0.15
Fourth Quarter 12/31/18	$0.278	$0.15

Transfer Agent

Our transfer agent is VStock Transfer LLC located at 18 Lafayette Place, Woodmere, NY 11598. Our telephone number is 212‐828‐8436 and our website is located at http://www.vstocktransfer.com. VStock Transfer is registered as a transfer agent with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Holders

As of March 27, 2019, we had 111 record holders of our common stock.

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

Sales of Our Common Stock Under Rule 144

As of March 27, 2019, we had 128,667,583 common shares outstanding. Of these shares 94,843,121 common shares are held by non-affiliates and 33,824,462 common shares are held by affiliates, which Rule 144 of the Securities Act of 1933 defines as restricted securities.

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

Penny Stock Considerations

Our common shares are a "penny stock", as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Thus, our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

Unregistered Securities

From January 1, 2017 to present, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act of 1933, as amended for the offer and sale of the securities.

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

On January 2, 2017, we issued 50,000 shares to Patagonia Global Trading, a Florida corporation, for services rendered. We valued these shares at $.25 per share or an aggregate of $12,500.00.

On January 3, 2017, we sold 75,000 units to James Laurain for the aggregate price of $7,500 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 3, 2019.

On January 3, 2017, we sold 195,000 units to Jerry Thompson for the aggregate price of $19,500 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 3, 2019.

On January 4, 2017, Jerry O’Leary converted $25,000 due under a promissory note into 100,000 of our common shares at the price of $.25 per share. On February 23, 2017, we issued 25,000 shares of our common stock to Jerry O’Leary in exchange for $5,000 for the exercise of the 25,000 options.

On January 4, 2017, we sold 500,000 units to Jerry O’Leary for the aggregate price of $50,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 4, 2019.

On January 4, 2017, William Ferri converted the principal and accrued interest due in the amount of $275,000 into our common shares at the price of $.25 per share or an aggregate of 1,100,000 shares. On May 12, 2017, Mr. Ferri exercised the 250,000 options at an exercise price of $.20 per share or an aggregate of $50,000.

On January 4, 2017, Craig Heatherington converted principal and accrued interest due in the amount of $882,235 pursuant to notes issued on June 7, 2013, August 26, 2013, March 26, 2014 and June 23, 2014 into our common shares at the price of $.25 per share or an aggregate of 3,528,940 shares.

On January 4, 2017, Michael Farr converted the amount of $65,000 under a promissory note into 300,000 our common shares.

On January 4, 2017, Jerry Thompson converted principal and accrued interest outstanding under a $15,000 promissory note into 61,368 common shares.

On January 4, 2017, Neil Catania, our Vice-President converted principal and accrued interest due in the amount of $841,750 pursuant to a November 15, 2012 and July 26, 2016 convertible notes and a December 31, 2013 line of credit into our common shares at the price of $.25 per share or an aggregate of 3,367,000 shares.

On January 4, 2017, John Hampton converted principal and accrued interest due in the aggregate amount of $147,583 pursuant to August 27, 2014 and October 3, 2014 convertible notes into our common shares at the price of $.25 per share or an aggregate of 590,332 shares.

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

On January 5, 2017, Richard Scott Lohan converted the principal due under a promissory note in the amount of $27,000 into 270,000 shares of our common stock and accrued interest of $11,700 into 117,000 common shares at the price of $.10 per share. On January 5, 2017, we sold 243,000 shares to Richard Scott Lohan for the aggregate price of $12,000 or $.05 per share.

Richard Scott Lohan was issued 700,000 common shares instead of 70,000 shares in conjunction with the exercise of June 22, 2016 cashless warrants. Mr. Lohan elected to convert the June 22, 2016 promissory note and accrued interest for 387,000 common shares and pay $12,000 in cash for the remaining 243,000 common shares of the 630,000 over-issuance instead of returning those shares.

On January 6, 2017, we sold 1,300,000 units to FMG Holdings LLC, a Florida limited liability company controlled by Michael Farr, for the aggregate price of $130,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 6, 2019.

On January 6, 2017, we sold 500,000 units to Jeff Luccesi for the aggregate price of $50,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 6, 2019.

On January 6, 2017, we sold 300,000 units to STF Partners, LP, a New York limited partnership controlled by Sharyn Frankel, for the aggregate price of $30,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $0.50 which expired on January 6, 2019.

On January 6, 2017, we sold 200,000 units to Breadfruit Tree Inc., a Florida corporation, doing business as NF Skin, our distributor, and controlled by F. Bruce Hutson, for the aggregate price of $20,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 6, 2019.

On January 7, 2017, we sold 100,000 units to Leon English for the aggregate price of $10,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 7, 2019.

On January 9, 2017, we sold 250,000 units to Gordon Langston for the aggregate price of $25,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 9, 2019.

On January 9, 2017, we sold 405,000 units to William Rodriguez for the aggregate price of $40,500 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 9, 2019.

On January 9, 2017, we sold 300,000 units to Davis Pallen for the aggregate price of $30,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 9, 2019.

On January 9, 2017, we sold 1,500,000 units to Forage Complete LLC, an Idaho limited liability company controlled by Cody Jensen, for the aggregate price of $150,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 9, 2019.

On January 11, 2017, we sold 500,000 units to Paul & Cheryl Botts for the aggregate price of $50,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 11, 2019.

On January 17, 2017, we sold 200,000 units to William Rodriguez for the aggregate price of $20,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 17, 2019.

On January 17, 2017, we issued 100,000 shares to Hamilton & Associates Law Group a Florida law firm controlled by Brenda Hamilton, Esq., for services rendered. We valued these shares at an aggregate $.10 per share or an aggregate of $10,000.00.

On January 20, 2017, we sold 150,000 units to John Berning for the aggregate price of $15,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on January 20, 2019.

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

On February 23, 2017, we sold 41,666 units to Patricia Gleason for the aggregate price of $25,000 or $.60 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on February 23, 2019.

On February 23, 2017, we sold 83,333 units to David Corcoran for the aggregate price of $50,000 or $.60 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on February 23, 2019.

On March 3, 2017, we issued 7,220,585 shares to Edgar Ward, CEO of the Company, for services rendered. We valued these shares at $1.45 per share or an aggregate of $10,453,315. On November 27, 2017, we issued 6,674,837 shares to Edgar Ward, our Chief Executive Officer, President, Director and Founder of the Company, for services rendered. We valued these shares at $1.27 per share or an aggregate of $8,464,463.

On March 23, 2017, we sold 114,286 units to Barbara Ludwig for the aggregate price of $40,000 or $.10 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 which expired on March 23, 2019.

On April 10, 2017, we issued 250,000 shares of our common stock to Michael R. Anderson for services rendered. We valued these shares at $.69 per share or an aggregate of $172,500.00.

On April 24, 2017, we sold 500,000 units to Gregory Ross for the aggregate price of $100,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until April 24, 2019.

On May 10, 2017, we sold 375,000 units to Bernadine Cawley for the aggregate price of $75,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $0.50 at any time until May 10, 2019.

On May 17, 2017, we sold 200,000 units to Forage Complete LLC, an Idaho limited liability company controlled by Cory Jenkins, for the aggregate price of $40,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until May 17, 2019.

On May 18, 2017, we sold 150,000 units to FMG Holdings LLC, a Florida limited liability company controlled by Michael Farr, for the aggregate price of $30,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until May 18, 2019.

On May 21, 2017, we sold 50,000 units to James Rutledge for the aggregate price of $10,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until May 21, 2019.

On May 24, 2017, we sold 575,000 units to EW Strategies LLC, a Georgia limited liability company controlled by Greg Schantz, for the aggregate price of $115,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until May 24, 2019.

On July 7, 2017, we sold 250,000 units to Wolbers Family Trust, a trust controlled by Jennifer Wolbers, for the aggregate price of $50,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $0.50 at any time until July 7, 2019.

On July 17, 2017, we issued 100,000 shares to Kenneth Duchin, for services rendered. We valued these shares at $.80 per share or an aggregate of $80,000.00.

On July 19, 2017, we sold 150,000 units to Peter Mazza for the aggregate price of $30,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until July 19, 2019.

On July 28, 2017, we sold 100,000 units to FMG Holdings LLC, a Florida limited liability company controlled by Michael Farr, for the aggregate price of $20,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until July 28, 2019.

On July 28, 2017, we sold 100,000 units to Forage Complete LLC for the aggregate price of $20,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until July 28, 2019.

On August 1, 2017, we sold 50,000 units to David Dickman for the aggregate price of $10,000 or $.20 per unit. Each unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $.50 at any time until August 1, 2019.

On December 17, 2017, we issued 500,000 shares Hongxiang Hui for services rendered to us. We valued these shares at $.15 and $.10 per share.

On January 5, 2018, February 26, 2018, April 11, 2018, April 20, 2018 and June 2, 2018, we issued 43,759, 125,400, 51,700, 147,600 and 700,000 shares of our common stock to Hamilton & Associates Law Group, P.A. for services rendered which we valued these shares at $.30, $.29, $.18, $.245 and $.20 per share, respectively.

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

On February 15, 2018, we issued 2,000,000 shares to Hall Global LLC, a limited liability controlled by Michael Anderson for equipment provided to us. We valued these shares at $.2846 per share or an aggregate of $569,200. Hall Global LLC returned the 2,000,000 shares to us for cancellation on November 1, 2018 pursuant to a settlement agreement dated September 7, 2018.

On February 15, 2018, we issued 500,000 common shares to Hongxiang Hui for services rendered to us. We valued these shares at $.28 per share or an aggregate of $140,000.

On May 11, 2018, we issued 250,000 common shares to Tony Hunter for services rendered to us. We valued these shares at $.19 per share or an aggregate of $54,750.

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

On July 25, 2018, we entered into an agreement with Breadfruit Tree DBA NFSkin, a Florida corporation where by we agreed to pay them 15% of their net sales of our product. The 15% is payable in up to 3,000,000 shares of our common stock which the number of shares will be calculated based on a value of $.20 per share. On September 10, 2018, we issued 514,549 of the shares issuable under the agreement.

On July 31, 2018, we entered into an agreement as amended March 10, 2019, with New Leaf Assets, LLC, a Delaware limited liability company, wherein NewLeaf invested the sums of $250,000, $130,000 and $1,000,000 in our securities on July 31, 2018, August 31, 2018 and March 15, 2019, respectively. On July 31, 2018, NewLeaf was granted 2,000,0000 shares on the Company’s common stock and warrants to purchase 625,000 shares of the Company’s common stock at the price of $.20 per share at any time for a period of three (3) years. On August 31, 2018 NewLeaf received warrants to purchase 325,000 shares of the Company’s common stock at the price of $.20 per share at any time for a period of three (3) years. On March 15, 2019, NewLeaf was issued 13,764,705 common shares, granted warrants to purchase an additional 10 million common shares at the price of $.20 per share at anytime until March 4, 2022 and an option to purchase an aggregate of 7,647,058 common shares at the aggregate price of $650,000 at any time prior to April 8, 2019. As a result, NewLeaf holds an aggregate of 15,764,705 of the Company’s common shares at an average price of $.0726 per share, warrants to purchase an additional 10,950,000 common shares and an option to purchase an additional 7,647,058 common shares for an aggregate price of $650,000 at any time prior to April 8, 2019.

On August 24, 2018, we issued 200,000 shares of our common stock to Barrington Jenoure for an aggregate price of $33,332 or the per share price of $.167 per share.

On August 28, 2018, we issued 60,000 shares of our common stock to Barrington Jenoure for an aggregate price of $10,000 or the per share price of $.167 per share.

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

On October 11, 2018, we entered into a convertible note agreement in the principal amount of $37,500 with FMG Holding LLC, a Florida limited liability company controlled by Michael Farr. The note bears interest at the rate of 10% and has a maturity date of November 30, 2018. The principal and interest due under the note are convertible into our common shares at the rate of $.20 in whole or in part at any time until maturity. Mr. Farr received warrants to purchase 1,000,000 of our common shares at the price of $.21 per share at any time until October 31, 2021 as additional consideration for the note.

On October 11, 2018, we entered into a convertible note agreement in the principal amount of $37,500 with Forage Complete, LLC, an Idaho limited liability company controlled by Cory Jenkins. The note bears interest at the rate of 10% and has a maturity date of November 30, 2018. The principal and interest due under the note are convertible into our common shares at the rate of $.20 in whole or in part at any time until maturity. Mr. Farr received warrants to purchase 1,000,000 of our common shares at the price of $.21 per share at any time until October 31, 2021 as additional consideration for the note..

On October 17, 2018, we issued 100,000 common shares to Michael P. Dulak for services rendered to us. We valued these shares at $ .19 per share or an aggregate of $19,000.

On October 17, 2018, we issued 62,500 common shares to Mary Ellen Mahon for services rendered to us. We valued these shares at $.19 per share or an aggregate of $11,875.

On October 17, 2018, we issued 62,500 common shares to Robert Patrick Scott for services rendered to us. We valued these shares at $.19 per share or an aggregate of $11,875.

On October 17, 2018, we issued 62,500 common shares to Anthony Centorani for services rendered to us. We valued these shares at $ .19 per share or an aggregate of $11,875.

On November 7, 2018, we entered into a convertible note agreement, as amended, on March 20, 2019 with Paul R. Botts, in the principal amount of $25,000. The note bears interest at the rate of 10% and has a maturity date of April 22, 2019. The principal and interest due under the note are convertible into our common shares at the rate of $.20 in whole or in part at any time until maturity. On March 19, 2019, we issued 100,000 common shares to Mr. Botts as additional consideration for the amended note.

On December 21, 2018, we issued 848,484 common shares to FMG Holdings, LLC a Florida limited liability company controlled by Michael Farr, for services rendered to us. We valued these shares at $ .19 per share or an aggregate of $161,127.11.

On December 21, 2018, we issued 848,484 common shares to Forage Complete, LLC, an Idaho limited liability company controlled by Cory Jenkins, for services rendered to us. We valued these shares at $.19 per share or an aggregate of $161,127.11.

On December 21, 2018, we issued 5,294,117 common shares to Kahn Family Limited PT II for a price of $.085 per share or an aggregate of $449,479.50

On December 21, 2018, we issued 1,176,470 common shares to Dennis Poland for a price of $.085 per share or an aggregate of $99,882.35.

On December 21, 2018, we issued 294,117 common shares to Barrington Jenoure for a price of $.085 per share or an aggregate of $24,970.59.

On December 24, 2018, we issued 250,000 common shares to SunX Analytical, LLC, a Maryland limited liability company controlled by Barry Pritchard, for services rendered to us. We valued these shares at $.170 per share or an aggregate of $42,475.

On January 23, 2019, we issued 120,004 common shares to Joshua J. Gooden for a price of $.167 per share or an aggregate of $20,000.

On January 29, 2019, we issued 62,500 common shares to Robert Patrick Scott for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,000.

On January 29, 2019, we issued 62,500 common shares to Anthony Centorani for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,000.

On January 29, 2019, we issued 62,500 common shares to Liska Rodriguez for services rendered to us. We valued these shares at $ .16 per share or an aggregate of $10,000.

On January 29, 2019, we issued 62,500 common shares to John Gross for services rendered to us. We valued these shares at $ .16 per share or an aggregate of $10,000.

On January 29, 2019, we issued 62,500 common shares to Esco Bell for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,000.

On January 29, 2019, we issued 62,500 common shares to Mary Ellen Mahon for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,000.

On January 30, 2019, we issued 62,500 common shares to Lawrence Muchnick for services rendered to us. We valued these shares at $ .16 per share or an aggregate of $10,000.

On January 30, 2019, we issued 62,500 common shares to Michael John Deblasis for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,000.

On January 31, 2019, we issued 321,281 common shares to Hamilton & Associates Law Group for services rendered to us. We valued these shares at $.18 per share or an aggregate of $57,830.58.

On February 1, 2019, we issued 7,647,059 common shares to Kahn Family Limited PT II for a price of $.085 per share or an aggregate of $650,000. On February 8, 2019, we issued 2,941,176 common shares to Kahn Family Limited PT II for a price of $.085 per share or an aggregate of $650,000. On March 12, 2019, we issued 300,000 common shares to Kahn Family Limited PT II for a price of $.085 per share or an aggregate of $25,550.

On February 4, 2019, we issued 62,500 common shares to Karina Rodriguez for services rendered to us. We valued these shares at $.16 per share or an aggregate of $10,000.

On February 8, 2019, we issued 250,000 common shares to Sunx Analytical, LLC a Maryland Company controlled by Barry Pritchard, for services rendered to us. We valued these shares at $.20 per share or an aggregate of $50,000.

On February 14, 2019, we issued 117,647 common shares to Herbert & Rosalind Chasman Family Trust for a price of $.085 per share or an aggregate of $10,000.

On February 14, 2019, we issued 235,294 common shares to Deborah Axelrod for a price of $.085 per share or an aggregate of $20,000.

On February 21, 2019, we issued 117,647 common shares to Stephan Golding for services rendered to us. We valued these shares at $.085 per share or an aggregate of $10,000.

On March 7, 2019, we issued 62,500 common shares to Austin Hunter for services rendered to us. We valued these shares at $.170 per share or an aggregate of $10,625.

On March 12, 2019, we issued 1,200,000 common shares to Bruce Burley for the purchase of certain assets. We value these shares at a price of $.17 per share or an aggregate of $204,000.

On March 12, 2019, we issued 300,000 common shares to Robert E. Borland Jr for the purchase of certain assets. We value these shares at a price of $.17 per share or an aggregate of $51,000

On March 15, 2019, we issued 2,499,765 common shares to Orange Pumpkin Trust for a price of $.085 per share or an aggregate of $212,480.

On March 19, 2019, we issued 176,470 common shares to Antonio Morgado for services rendered to us. We valued these shares at $.085 per share or an aggregate of $149,999.50.

On March 22, 2019, we issued 117,647 common shares to Scott Mast for a price of $.085 per share or an aggregate of $10,000.

On March 22, 2019, we issued 117,647 common shares to Charles Mast for a price of $.085 per share or an aggregate of $10,000.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited annual Financial Statements and related notes included in this Form 10-K, as well as the sections entitled “Risk Factors” in of this Form 10-K, as well as other cautionary statements and risks described elsewhere in this Form 10-K. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

NutraLife BioSciences, Inc. (“us”, “we” or the “Company”) was formed as a limited liability company in the state of Florida on April 1, 2010, as NutraFuels, Inc. On December 3, 2012, the Company converted from a limited liability company to a Florida corporation. On March 6, 2019, the Company’s name change to NutraLife BioSciences, Inc. was effective. The Company has four wholly owned subsidiaries:

•	Precision Analytic Testing, LLC, a Florida limited liability company (“PAT”) formed on May 11, 2017,
•	NutraDerma Technologies, Inc., (“NutraDerma”) a Florida corporation formed on January 28, 2019,
•	hytoChem Technologies, Inc., a Florida corporation (“PhytoChem”) formed on February 4, 2019, and
•	TransDermalRX, Inc., a Florida corporation (“TransDermal”) formed on February 8, 2019.

The Company is engaged in the development, manufacturing and distribution of nutritional and dietary oral spray products in the United States. The Company offers 13 different core formulations which it modifies to meet the specifications of its private label customers. The Company provides approximately 50 different variations of its core formulations. The Company’s products include CBD-infused oral sprays, tinctures, pet drops, pain balms, face creams, and nutraceutical oral spray products for sleep support and weight loss packaged under the customer’s brand names. The Company’s products are primarily sold to private label distributors who sell the products the Company manufacturers under their own brand names. The Company’s revenues are concentrated in five (5) private label distributors which represented which represented 32%, 25%, 17%, 13%, and 4% percent of our sales in the year ended December 31, 2018.

For the years ended December 31, 2018 and December 31, 2017, the Company generated sales of $3,711,327 and $1,790,168, respectively from the sale of its products. Sales of the Company’s products to private label customers represented 91% and 99% percent of the Company’s sales for the years ended December 31, 2018 and 2017, respectively.

In March of 2017, the Company added CBD products to its product lines. Sales of CBD products increased from approximately $1,380,000 for the year ended December 31, 2017 to approximately $2,400,000 for the year ended December 31, 2018 representing 77% and 78% of the Company’s revenues for such periods.

Comparison of Years Ended December 31, 2018 and 2017

We had sales of $3,711,327 and $1,790,168 for the years ended December 31, 2018 and 2017, respectively, or a one hundred-seven-point three percent (107.3%) increase.

Cost of sales was $2,211,039 compared to $1,055,042 for the years ended December 31, 2018 and 2017, respectively, or a one hundred-nine-point six percent (109.6%) increase. This increase is directly related to our increase in sales.

Gross margin was $1,500,288 and $735,126 for the years ended December 31, 2018 and 2017, respectively, or a one hundred-four-point one percent (104.1%) increase.

General and administrative expenses were $2,070,714 compared to $1,760,148 for the years ended December 31, 2018 and 2017, respectively, an increase of seventeen-point six percent (17.6%).

Stock based compensation was $1,070,050 and $19,183,422 for the years ended December 31, 2018 and 2017, respectively, a decrease of ninety-four-point four percent (94.4%).

Our interest expense and finance cost was $133,750 and $3,342,161 for the years ended December 31, 2018 and 2017, respectively, or a ninety-nine-point five percent (99.5%) decrease.

We recorded a net loss of ($2,074,537) and ($23,629,117) for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources - Cash Flow Activities

Cash Flow Activities

Our cash flow resulted in an increase of our cash balance to $419,975 for the year ended December 31, 2018. We used $ (234,673) of cash in operating activities during the year. For the year ended December 31, 2017, we used $1,018,070 of cash in operating activities during the year.

Financing Activities

During the year ended December 31, 2018 and 2017, we funded $618,332 and $1,379,500 of our working capital requirements through the proceeds of sale of our equity securities.

Our net loss decreased from ($23,629,117) for the year ended December 31, 2017 to ($2,074,537) for the year ended December 31, 2018. We have an accumulated deficit of $34,833,458 at December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The independent auditors’ report on our financial statements for the years ended December 31, 2018 and 2017 contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

Our failure to manage our growth and increase our sales to meet our increased operational costs could harm our profitability and adversely affect our financial condition and results of operations. We face risks including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing sales channels.

We are continuing our plan to further grow and expand operations and seek sources of capital to pay our contractual obligations as they come due. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•	We must increase our sales to meet increased operating costs including the cost of our new 20,000 square foot manufacturing facility.
•	We have experienced rapid growth and if we are unable to effectively manage our growth our results of operation and financial condition will be adversely effected.
•	If we fail to compete effectively in the intensely competitive nutritional and CBD markets, our operations and market position will be negatively impacted.
•	We are dependent upon sales to our five (5) private label distributors which represent 99% of our sales for the year ended December 31, 2018.
•	If we fail to comply with extensive legal/regulatory requirements affecting the industrial hemp and CBD industries, we will face increased costs, and possibly penalties and business losses.

Critical Accounting Policies and Estimates

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 1 to the financial statements.

The preparation of the financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimates and assumptions, including those related to the ability to continue as going concern, legal proceedings, the recoverability of inventory, long-lived assets, the fair value of stock-based compensation and the fair value of warrant liabilities are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

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

Revenue Recognition

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers” on January 1, 2018, using the modified retrospective method, which did not have a material impact on the timing and amount of product revenues.

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company generates revenues from the sale of products. The product is invoiced and the revenue is recognized upon shipment and once transfer of risk has passed to the customer, which is the point at which the Company has satisfied its performance obligation.

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgments based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respect

Share-Based Compensation

We record share-based compensation in accordance with FASB ASC 718, Stock Compensation. FASB ASC 718 requires that the cost resulting from all share-based transactions are recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. FASB ASC 718 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 2m) of Notes to the Financial Statements.)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of NutraLife BioSciences, Inc. F/K/A NutraFuels, Inc.

Coconut Creek, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NutraLife BioSciences, Inc. (formerly known as NutraFuels, Inc.) (the “Company”) at December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has experienced net losses and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2015. Fort Lauderdale, Florida April 1, 2019

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Balance Sheets

December 31,

Assets	2018	2017
Current Assets:
Cash and cash equivalents	$419,975	$172,948
Accounts receivable, net of allowance for doubtful accounts of $31,000, in 2018	43,503	-
Inventories	291,040	162,194
Prepaid expenses	115,003	332,460
Total current assets	869,521	$667,602

Property and Equipment:
Furniture, fixtures and equipment	910,224	425,005
Leasehold improvements	374,934	154,842
Total property and equipment	1,285,158	579,847
Less accumulated depreciation	(359,350)	(293,317)

Property and equipment, net	925,808	286,530

Other assets	35,000	-

Total Assets	$1,830,329	$954,132

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$243,501	$87,504
Accrued expenses	468,838	206,105
Customer deposits	84,686	-
Current portion of captial lease	3,836	-
Convertible notes, net of unamortized discount of $280,400	199,600

Total current liabilities	1,000,461	293,609

Long-Term Debt:
Capital lease, net of current portion	14,614	-

Total Liabilities	1,015,075	293,609
Commitments and Contingencies
Stockholders' Equity
Preferred stock; $0.0001 par value, authorized	-	-
10,000 shares; no shares issued and outstanding
Common stock; $0.0001 par value, 499,990,000
shares authorized; 97,315,941 and 81,448,561
shares issued and outstanding	9,732	8,144
Additional paid-in-capital	35,638,980	33,411,300
Accumulated deficit	(34,808,458)	(32,758,921)

Total stockholders' equity	815,254	660,523

Total Liabilities and Stockholders' Equity	$1,830,329	$954,132

The accompanying notes are an integral part of the consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.
Consolidated Statements of Operations
Years Ended December 31,

	2018	2017

Sales	$3,711,327	$1,790,168

Cost of Sales	2,211,039	1,055,042

Gross Profit	1,500,288	735,126

OPERATING EXPENSES

Advertising and promotion	265,568	81,180
Noncash compensation	1,070,050	19,183,422
General and administrative	2,070,714	1,760,148

Total operating expenses	3,406,332	21,024,750

LOSS FROM OPERATIONS	(1,906,044)	(20,289,624)

OTHER INCOME (EXPENSE)
Other (expense) income	(16,739)	1,951
Gain on debt extinguishment	-	717
Loss on stock settlement of accounts payable	(18,004)	-
Finance costs	(130,763)	-
Interest expense	(2,987)	(3,342,161)
Total other income (expense)	(168,493)	(3,339,493)

Net loss before income taxes	(2,074,537)	(23,629,117)
Income tax expense	-	-
NET LOSS	$(2,074,537)	$(23,629,117)

Net loss per weighted average common share - basic and diluted	$(0.02)	$(0.33)

Number of weighted average common shares outstanding - basic and diluted	87,323,469	71,820,863

The accompanying notes are an integral part of the consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Number	Number	Par	Par	Additional		Total
	Shares	Shares	Amount	Amount	Paid-in	Accumulated	Stockholders'
	Preferred	Common	Preferred	Common	Capital	Deficit	Deficit

BALANCE, December 31, 2016	1,000	45,890,912	-	4,589	7,024,608	(9,129,804)	(2,100,607)

Shares issued for cash	-	9,707,285	-	971	1,323,529	-	1,324,500

Shares issued upon the exercise of options	-	275,000	-	27	54,973	-	55,000

Shares issued for debt conversion	-	10,129,942	-	1,013	5,613,858	-	5,614,871

Shares issued for prepaid servies	-	1,250,000	-	125	363,875	-	364,000

Shares issued for services	-	14,195,422	-	1,419	19,030,458	-	19,031,877

Net loss	-	-	-	-	-	(23,629,117)	(23,629,117)

Balance December 31, 2017	1,000	81,448,561	-	8,144	33,411,301	(32,758,921)	660,524

Shares issued for cash	-	7,024,704	-	703	617,629	-	618,332

Shares issued to settle accounts payable	-	169,159	-	17	49,477	-	49,494

Shares issued for services	-	4,976,849	-	498	1,069,552	-	1,070,050

Shares issued for equipment	-	1,696,668	-	170	105,059	-	105,229

Shares issued in connection with convertible debt	-	2,000,000	-	200	190,276	-	190,476

Warrants issued in connection with convertible debt	-	-	-	-	176,798	-	176,798
							-
Beneficial conversion feature	-	-	-	-	18,888	-	18,888

Net loss	-	-	-	-	-	(2,074,537)	(2,074,537)

Balance, December 31, 2018	1,000	97,315,941	$-	$9,732	$35,638,980	$(34,833,458)	$815,254

The accompanying notes are an integral part of the consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31,

	2018	2017
OPERATING ACTIVITIES:
Net loss	$(2,074,537)	$(23,629,117)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	1,070,050	19,019,277
Depreciation	66,033	78,475
Amortization of prepaid compensation	-	327,691
Amortization of debt discount	105,763	531,876
Bad Debts	84,183
Loss on the settlement of accounts payable	18,004
Induced conversion expense	-	3,116,500

Changes in operating assets and liabilities:
Increase in accounts receivable	(127,686)	-
(Increase) decrease in inventory	(128,846)	(67,790)
Increase in prepaid expenses	217,457	90,232
Increase in accounts payable	187,487	68,169
(Decrease) increase in accrued expenses	262,733	(518,387)
Increase (Decrease) in customer deposits	84,686	(34,996)

Net Used in Operating Activities	(234,673)	(1,018,070)

INVESTING ACTIVITIES:
Security deposits	(35,000)
Purchases of property and equipment	(581,632)	(171,115)

Net Cash Used in Investing Activities	(616,632)	(171,115)

FINANCING ACTIVITIES:
Common shares issued for cash	618,332	1,324,500
Options exercised for cash	-	55,000
Cash proceeds from debt issuance	480,000	-
Repayment of debt - related party	-	(29,500)

Net Cash Used in Financing Activities	1,098,332	1,350,000

Net increase decrease in cash	247,027	160,815

CASH, beginning of year	172,948	12,133

CASH, end of year	$419,975	$172,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,987	$2,043
Non-Cash Investing and Financing Activities:
Acquisition of equipment under capital lease	$19,179	$-
Shares issued for the issuance of debt	$190,476	$-
Warrants issued for the issuance of debt	$176,798	$-
Shares issued to acquire fixed assets	$105,229	$-
Shares issued to settle accounts payable	$49,494
Shares issued for the conversion of debt and accrued interest	$-	$5,614,871

The accompanying notes are an integral part of the consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC. F/K A NUTRAFUELS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF OPERATIONS AND CONSOLIDATION

NutraLife BioSciences, Inc.F/K/A NutraFuels, Inc. (We, or the Company) is the producer and distributor of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Precision Analytic Testing, LLC. All material intercompany transactions have been eliminated in consolidation.

In February of 2019 NutraFuels, Inc. approved an amendment to its Articles of Incorporation to change its name to Nutralife Biosciences, Inc. The name change was made effective on March 6th of 2019.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”).

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

c) Cash and Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents at December 31, 2018 or 2017.

d) Inventories

Inventories are stated at cost utilizing the weighted average method of valuation and consist of raw materials and finished goods. As of December 31, inventory consists of the following:

	2018	2017
Raw Materials	$219,638	$162,195
Finished Goods	71,402	-
	$291,040	$162,195

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

f) Revenue Recognition

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers” on January 1, 2018, using the modified retrospective method, which did not have a material impact on the timing and amount of product revenues.

NUTRALIFE BIOSCIENCES, INC. F/K A NUTRAFUELS, INC.

Notes to Consolidated Financial Statements

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company generates revenues from the sale of products. The product is invoiced and the revenue is recognized upon shipment and once transfer of risk has passed to the customer, which is the point at which the Company has satisfied its performance obligation.

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgments based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration.

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

As of December 31, 2018, the tax years 2017 and 2016 for the Company remains open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

NUTRALIFE BIOSCIENCES, INC. F/K A NUTRAFUELS, INC.

Notes to Consolidated Financial Statements

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

j) Impairment of Long-Lived Assets

A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value. There were no impairments recognized during the years ended December 31, 2018 and 2017.

k) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

l) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-02 is expected to result in the recognition of right of use assets and associated obligations on our balance sheet.

(2) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $2.0 and $23.6 million for the years ended December 31, 2018 and 2017, respectively, and have an accumulated deficit of approximately $34.8 million at December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

The independent auditors’ report on our financial statements for the years ended December 31, 2018 and 2017 contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

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

NUTRALIFE BIOSCIENCES, INC. F/K A NUTRAFUELS, INC.

Notes to Consolidated Financial Statements

(3) CONVERTIBLE DEBT

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

In July 2018, the Company received the first installment of $250,000 of the convertible promissory note, at which time the Company issued 2,000,000 shares of common stock valued at $190,476 and 625,000 warrants to purchase common stock valued at $59,523. The convertible promissory note is convertible into shares of the Company at a price of $.40 per share. The terms of the conversion does not give rise to a beneficial conversion feature. The total debt discount from the embedded features totaled $250,000.

In August 2018, the Company received the second installment of $130,000 of the convertible promissory note, at which time the Company issued 325,000 warrants to purchase common stock valued at $54,638. The convertible promissory note is convertible into shares of the Company at a value of $.40 per share. The terms of the conversion gives rise to a beneficial conversion feature resulting in a fair value of $18,888. The total debt discount from the embedded features totaled $73,525.

This note was subsequently settled as further discussed in Note 10.

In the fourth quarter, 2018, we entered into two short term 10% notes for $75,000 cash, which included the issuance of 2,000,000 warrants to purchase common stock. These notes were repaid in January 2019. The debt discount from the embedded features totaled $62,638.

In the fourth quarter, 2018, we entered a short term 10% promissory note for $25,000 due in December of 2018. The note provided for a stock grant of 50,000 shares and is convertible at $.20 per share. The note was subsequently repaid in March 2019 with accrued interest.

(4) NOTES PAYABLE - RELATED PARTY

In January 2017 we issued 3,367,000 shares of common stock to convert $841,750 of debt and accrued interest to a related party.

During the first quarter of 2017, we paid $5,850 in cash to a related party in a settlement of a short-term non-interest-bearing advance.

(5) STOCKHOLDERS’ EQUITY

Stock Activity

At December 31, 2018 and December 31, 2017, the Company has 499,990,000 shares of $0.0001 par value common stock authorized and 97,316,241 and 81,448,561 issued and outstanding, respectively.

On January 13, 2017 we entered into an employment agreement with our President which includes an anti-dilution provision which requires us to maintain his share ownership in our Company at 30%, reduced by any shares he sells. These shares are required to be issued on January 2 of each year. On February 13, 2017 we issued 7,220,585 shares associated with the anti-dilution rights, which were valued at $10,453,315. In November 2017, we issued 6,674,837 shares associated with the anti- dilution rights, which were valued at $8,464,463. This employment agreement was amended on October 10, 2017, to remove the anti-dilution provision.

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

NUTRALIFE BIOSCIENCES, INC. F/K A NUTRAFUELS, INC.

Notes to Consolidated Financial Statements

During the second quarter 2017 we issued 1,850,000 shares of common stock and 1,850,000 warrants to purchase our common stock in exchange for $370,000 in cash. During the second quarter 2017 we issued 250,000 shares of common stock in exchange for $50,000 in cash for an option exercise.

During the third quarter 2017 we issued 900,000 shares of common stock in exchange for $180,000 in cash.

Stock issued for cash:

In August 2018, the Company issued 260,000 shares of common stock in exchange for $43,332 in cash.

In December 2018 the Company issued 5,294,117 shares of common stock and 5,294,117 warrants to purchase common stock in exchange for $450,000 in cash.

In December 2018 the Company issued 294,117 shares of common stock in exchange for 25,000 in cash.

In December 2018 the Company issued 1,176,470 shares of common stock in exchange for $100,000 in cash.

Stock issued for services:

In January 2018, the Company issued 900,000 shares of common stock valued at $203,351 for services.

In January 2018, the Company issued 100,000 shares of common stock valued at $47,618 for past services.

In February 2018, the Company issued 500,000 shares of common stock valued at $140,000 for services.

In April 2018, the Company issued 449,300 shares of common stock valued at $100,218 for current and on-going services

In June 2018, the Company issued 1,200,000 shares of common stock valued at $240,000 for services.

In July 2018, the Company issued 437,500 shares of common stock valued at $70,000 for services.

In September 2018, the Company issued 602,549 shares of common stock valued at $124,238 for services.

In October 2018 the Company issued 537,500 shares of common stock valued at $102,125 for services.

In December 2018 the Company issued 250,000 shares of common stock valued at $42,500 in exchange for services.

Stock issued to settle accounts payable:

In February 2018, the Company issued 169,159 shares of common stock valued at $49,494 to settle accounts payable of $31,490. The Company recorded a loss on settlement of $18,004 in connection with this settlement.

Stock issued for debt issuances:

In July 2018, the Company issued 2,000,000 shares of common stock and 625,000 warrants to purchase common stock in exchange for a $250,000 convertible note payable (see Note 3).

In August 2018 the Company issued 325,000 warrants to purchase common stock in exchange for a $130,000 convertible note payable (see Note 3).

In October 2018 the Company issued 2,000,000 warrants to purchase common stock in exchange for $62,638 convertible notes payable (see Note 3).

NUTRALIFE BIOSCIENCES, INC. F/K A NUTRAFUELS, INC.

Notes to Consolidated Financial Statements

Stock issued for equipment:

In February 2018, the Company issued 2,000,000 shares of common stock valued at $569,200 for the acquisition of production equipment. The holder returned the 2,000,000 shares to the Company for cancellation on November 1, 2018 pursuant to a settlement agreement dated September 7, 2018.

In December 2018 the Company issued 1,696,968 shares of common stock valued at $105,229 in exchange for production equipment from a unrelated third party.

(6) EQUITY WARRANTS

At December 31, our warrants outstanding are as follows:

By Exercise Price:	2018	2017
Warrants - $0.20	2,950,000	-
Warrants - $0.35	7,144,117	1,850,000
Warrants - $0.50	7,877,000	14,342,000
Warrants - $0.75	114,286	114,286
Warrants - $1.00	124,999	124,999
Total outstanding	18,210,402	16,431,285

Warrants
Balance, December 31, 2017	8,142,000
Warrants Issued	9,707,285
Warrants Exercised	(275,000)
Warrants Expired	(1,143,000)
Balance, December 31, 2017	16,431,285
Warrants Issued	8,244,117
Warrants Exercised	-
Warrants Expired	(6,465,000)
Balance, December 31, 2018	18,210,402

(7) INCOME TAXES

We recognize deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

The components of income tax provision (benefit) related to continuing operations are as follows at December 31, 2018 and 2017:

	2018	2017
Current	-	-
Deferred	-	-
Total tax provision	-	-

NUTRALIFE BIOSCIENCES, INC. F/K A NUTRAFUELS, INC.

Notes to Consolidated Financial Statements

The following is a reconciliation of the effective income tax rate with the statutory income tax rate at December 31, 2018 and 2017:

	2018	2017
U.S. Federal statutory income tax rate	(21.0%)	(21.0%)
State income tax, net of federal benefit	(1.9%)	(1.9%)

Temporary differences, net	0.0%	0.0%
Valuation allowance	22.9%	22.9%
Effective tax rate	0.0%	0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31, 2018 and 2017:

Deferred tax assets	2018	2017
Net operating loss carry forwards	$8,985,000	$8,577,388

Other:
Less: valuation allowance	(8,985,000)	(8,577,388)
Total	0	0

Deferred tax liabilities
Stock based compensation		-
Depreciation		-
Net deferred tax asset		$-

The change in valuation allowance was $407,612 and $6,119,517 for the years ended December 31, 2018 and 2017, respectively. We recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.

In accordance with the provisions of ASC 740: Income Taxes, we record a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2018 and 2017, we have no liabilities for uncertain tax positions. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(8) COMMITMENTS AND CONTINGENCIES

a) Operating Lease

We lease our office and warehouse facilities under an operating lease in Coconut Creek, Florida. The lease expired in February 2019. The minimum monthly lease payments required for the remaining term of the lease are $7,360. Currently, the Company is leasing the facility on a month-to-month basis.

In June 2017 we entered into a new lease for a new additional facility located in Deerfield Beach, Florida. This lease commenced on January 1, 2018 and expires on March 1, 2025. The minimum monthly lease payments required begin at $13,220.

b) Capital Lease

In August 2018, the Company entered into a non-cancelable lease agreement for warehouse equipment. The lease calls for 60 payments of $320 and expires in August of 2023. The lease agreement is collateralized the respective equipment.

NUTRALIFE BIOSCIENCES, INC. F/K A NUTRAFUELS, INC.

Notes to Consolidated Financial Statements

The following is a schedule of future minimum lease payments under all leases as of December 31, 2018:

Year ended December 31,	Operating Lease	Capital Lease
2019	$173,000	$3,800
2020	168,000	3,800
2021	173,000	3,800
2022	179,000	3,800
2023	184,000	2,800
Thereafter	222,000	-
		18,000
Less: amount representing interest		(2,000)
Total	$1,099,000	$16,000

Rent expense for the years ended December 31, 2018 and 2017 was $256,000 and $77,700 respectively.

c) Contractual Obligations

In November 2017, we entered into a six-month agreement with Lyons Capital, LLC to provide introductions to broker/dealers, private funds, Investment bankers, potential Board of Directors members, stock research firms, market makers and business development opportunities. Lyons is to receive 1,000,000 shares of common stock, half upon signing the agreement and half three months later. These shares were valued at $191,600, or $0.1916 per share, the quoted market price on the agreement date. This amount was recorded in prepaid expenses and is being amortized over the term of the agreement, of which approximately $37,000 was amortized in 2017 and $150,000 in 2018.

d) Other

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

As of December 31, 2018, the Company is not aware of any asserted claims.

(9) CONCENTRATIONS OF CREDIT RISK

a) Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had cash balances in excess of FDIC insured limits of $244,501 and $0 at December 31, 2018 and 2017, respectively.

b) Revenue

Our principal customers are comprised of four (4) separate independent private label resellers that represent approximately 86% of the Company’s revenue. One of these customers represent 35% of accounts receivable. Should we lose one or more of these resellers our revenue would decline significantly.

NUTRALIFE BIOSCIENCES, INC. F/K A NUTRAFUELS, INC.

Notes to Consolidated Financial Statements

(10) SUBSEQUENT EVENTS

In March, 2019 the Company reached an agreement with its third party lender in connection with their $2,000,000 2018 “Investment Agreement” whereby the Company received only two payments from this lender aggregating $380,000 during 2018. The lender was in default of this agreement and thereby settled by agreeing to fund $1,000,000 for 13,764,705 restricted shares of common stock. Additionally, the lender received a warrant to purchase an additional 10 million common shares at a price of $.20 per share or an aggregate of $2 million under the terms set forth in this agreement. The warrant expires on March 4th, 2022. Additionally, the lender has the ability to purchase an additional 7,647,058 common shares at the purchase price of $.085 per share or an aggregate of $650,000 at any time prior to April 8th, 2019. In connection with this agreement the $380,000 previously funded will be converted to equity.

In February 2019 the Company acquired patent rights that includes the patent, intellectual property and all of the rights, title and interest in, to and under all of the assets, properties and rights of every kind and nature, that were held or for use by the seller that were used for the development, use, manufacturing, distribution or commercialization of the patent rights. The purchase price paid was $120,000 in connection with the asset purchase agreement and $10,000 in connection with the patent purchase agreement. Additionally, the asset purchase agreement provides the seller to receive 2,700,000 shares of the Company’s common stock. 1,200,000 shares were provided at closing and 1,500,000 shares will be provided one year thereafter. The patent purchase agreement provides for 300,000 shares of the Company’s common stock.

In connection with the above referenced agreement, the Company also entered into an agreement with the seller, whereby the seller has accepted the appointment to represent the Company to sell the products related to the above patent and intellectual property and receive a commission of 20% of the net sales from this product.

In 2019 the Company formed the following wholly owned subsidiaries, all are Florida Corporations:

NutraDerma Technologies, Inc.

PhytoChem Technologies, Inc.

TransDermalRX, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2018, our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control our financial reporting as of December 31, 2018, we determined that the following items constituted a material weakness:

•	We do not have an independent audit committee in place, which would provide oversight of our officers, operations and financial reporting function;
•	Our accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties; and
•	We do not have effective controls over period end financial disclosure and reporting processes.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Neil Catania, Vice President

Neil Catania became our Vice-President on November 20, 2012. From May 2004 until present, Neil Catania has been the chief executive officer of MND LLC, a financial services company located in New York.

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

Conflicts of Interest

Our Chief Executive Officer, President, and sole Director, Edgar Ward devotes his full time to our business under the terms of his employment contract. Our only other executive officer, Neal Catania is not obligated to commit his full time and attention to our business; accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. Neal Catania spends on an average ten (10) hours each month to our business and is not contractually required to devote full time services to us. In the future, our officers and directors may engage in other business activities, investments and business opportunities that may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our officers and directors may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

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

Equity Incentive Plan

On July 18, 2018, we registered an aggregate of 10,000,000 of our common shares for issuance to employees and consultants for services rendered to us pursuant to our 2018 Equity Incentive Plan (the 2018 Equity Incentive Plan ). As of April 1, 2010, we have issued an aggregate of 2,368,459 common shares registered for services rendered. As such, we may issue an additional 7,631,541 common shares pursuant to the 2018 Equity Incentive Plan.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two (2) most highly compensated executive officers who occupied such position at the end of our latest fiscal year that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2017 and 2018.

Name	Position	Year	Salary	Bonus/ Stock Awards		Options	Non-Equity Incentive Plan Compensation	Non-qualified deferred compensation	All other compensation	Total

Edgar Ward (1)	Chief Executive Officer,	2017	$181,500	$10,637,642	(1)	$0	$0	$0	$0	$10,819,142.4	(1)
	President, Director	2018	$176,070.93	$0		$0	$0	$0	$0	$176,070.93	(1)

Neil Catania (2)	Vice President	2017	$52,500	$0		$0	$0	$0	$0	$52,500	(2)
		2018	$25,000	$0		$0	$0	$0	$0	$25,000	(2)

____________

(1)	On November 27, 2017, and February 13, 2017 Edgar Ward received 6,674,837 and 7,220,585 restricted common shares which we valued at a per share price of $1.27and $1.44 or an aggregate of $8,464,463 and $10,376,614.63 for services rendered to us. Under the terms of his employment agreement, Mr., Ward receives an annual salary of $250,000 and an annual cash bonus of $100,000. For the years ended December 31, 2017 and 2018, Edgar Ward received $81,500 and $176,070.93 of the $350,000 compensation due to him for 2018.
(2)	For the years ended December 31, 2017 and 2018 Neil Catania received cash compensation of $52,500 and $25,000.

Edgar Ward is the sole member of our board of Directors. Members of our board of directors are not compensated for their service as directors.

Our board of directors determines the compensation paid to our executive officers based upon the years of service to us, whether services are provided on a full-time basis and the experience and level of skill required. Because Mr. Ward is our sole director he determines his own compensation for his services as our Chief Executive Officer and President.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of March 27, 2019, of our common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is 6601 Lyons Road, Suite L-6, Coconut Creek Florida 33037.

Common Stock	Direct	Indirect	Total	Percentage of Class	% of Total Votes Held (Common & Preferred) (1)
Name & Address of Beneficial Owner
Edgar Ward, Founder, Chief Executive Officer, President & Sole Director	22,899,407	1,000,000	23,899,407	18.57%	83.33%
Neil Catania, Vice President	8,770,571	–	8,770,571	6.82%	1.40%
All Executive Officers & Directors as a Group (2) Persons	31,669,978	1,000,000	32,669,978	25.39%	84.73%
Other 5% Holders	–	–	–	–	–
Kahn Family Limited PT II(3)	16,182,352	–	16,182,352	12.58%	2.57%
NewLeaf Assets, LLC (4)	34,361,763		34,361,763	26.71%	5.47%
Total	82,214,093	1,000,000	83,214,093	64.67%	92.77%

Series A Preferred Stock	Direct	Indirect	Total	Percentage of Class	% of Total Votes Held (Common & Preferred)
Name & Address of Beneficial Owner
Edgar Ward, Founder, Chief Executive Officer, President & Sole Director	1,000	0	1,000	100%	83.33%
Neil Catania, Vice President	0	0	0	0	1.40%
All Executive Officers & Directors as a Group (2) Persons	1,000	0	1,000	100%	84.73%
Other 5% Holders	0	0	0	0	5.47%
Total	1,000	0	1,000	100%	92.77%

_____________

(1)	Based upon 128,667,583 shares of common stock issued and outstanding as of March 27, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Based upon 128,667,583 of common stock and 1,000 shares of Series A Preferred Stock as of March 27, 2019. The amount stated reflects the number of votes held on all matters submitted to a vote of the holders of our common and Series A Preferred Shares. Each share of Series A Preferred Stock is entitled to 500,000 votes per share or an aggregate of 500,000,000 votes. Our Founder, Chief Executive Officer, President and Director, Edgar Ward, holds all 1,000 shares of our Series A Preferred Stock which entitled him to an aggregate of 500,000,000 votes. Mr. Ward also holds 23,391,539 common shares directly and 1,000,000 shares indirectly which provide him with an aggregate of 23,899,407 votes. As such, Mr. Ward holds an aggregate of 523,899,407 votes or 83.33% of the votes on all matters presented to a vote of our stockholders
(3)	Kahn Family Limited PT II is a trust controlled by Harvey Kahn.
(4)	NewLeaf Assets, LLC., beneficially owns an aggregate of 34,361,763 common shares consisting of 15,764,705 common shares, warrants to purchase 10,950,000 common and an option to acquire 7,647,058 common shares at the price of $650,000 at any time prior to April 8, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as described below, during the fiscal years ended December 31, 2017 and 2018 respectively, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent (5%) or more of our common stock, or family members of such persons.

On January 4, 2017, Neil Catania, our Vice-President, converted an aggregate of $103,663 of principal and interest outstanding under a promissory note into 414,641 shares of our common stock.

On January 4, 2017, Neil Catania, our Vice-President, converted principal and accrued interest due in the amount of $841,750 pursuant to a November 15, 2012 and July 26, 2016 convertible notes and a December 31, 2013 line of credit into our common shares at the price of $.25 per share or an aggregate of 3,367,000 shares.

On January 4, 2017, Neil Catania, our Vice-President, converted principal and interest of $432,500 pursuant to a promissory note 1,750,000 shares of our restricted common stock.

On January 13, 2017, we entered into an employment agreement with Edgar Ward, our Chief Executive Officer, President and Director. The agreement has a term of five (5) years. Under the agreement, each year, Mr. Ward shall receive a base salary of two hundred fifty thousand Dollars ($250,000.00) per year beginning with the year ending December 31, 2017, and a bonus of one hundred thousand ($100,000.00) each year for his services as our Chief Executive Officer and President. We are required to reimburse all normal, usual and necessary expenses incurred by Mr. Ward in furtherance of the business, including reasonable travel and entertainment. Mr. Ward is entitled to a vacation of twenty-four (24) days per annum, in addition to holidays observed by the US. Mr. Ward is entitled to annual bonuses as determined by our Board of Directors.

On March 3, 2017, we issued 7,220,585 shares to Edgar Ward, our Chief Executive Officer, President and Director, for services rendered. We valued these shares at $1.45 per share or an aggregate of $10,453,315. On November 27, 2017, we issued 6,674,837 shares to Mr, Ward, our Chief Executive Officer, President and Director, for services rendered. We valued these shares at $1.27 per share or an aggregate of $8,464,463.

On January 6, 2017, we sold 200,000 units to Breadfruit Tree Inc., a Florida corporation, doing business as NF Skin, our distributor, and controlled by F. Bruce Hutson, for the aggregate price of $20,000 or $.10 per unit. Each unit consisted of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at the price of $0.50 which expired on January 6,2019.

On July 25, 2018, we entered into an agreement with Breadfruit Tree DBA NFSkin, a Florida corporation where by we agreed to pay them 15% of their net sales of our product. The 15% is payable in up to 3,000,000 shares of our common stock which the number of shares will be calculated based on a value of $.20 per share. On September 10, 2018, we issued 514,549 of the shares issuable under the agreement.

On July 31, 2018, we entered into an agreement as amended March 10, 2019, with New Leaf Assets, LLC, a Delaware limited liability company, wherein NewLeaf invested the sums of $250,000, $130,000 and $1,000,000 in our securities on July 31, 2018, August 31, 2018 and March 15, 2019, respectively. On July 31, 2018, NewLeaf was granted 2,000,0000 shares on the Company’s common stock and warrants to purchase 625,000 shares of the Company’s common stock at the price of $.20 per share at any time for a period of three (3) years. On August 31, 2018 NewLeaf received warrants to purchase 325,000 shares of the Company’s common stock at the price of $.20 per share at any time for a period of three (3) years. On March 15, 2019, NewLeaf was issued 13,764,705 common shares, granted warrants to purchase an additional 10 million common shares at the price of $.20 per share at anytime until March 4, 2022 and an option to purchase an aggregate of 7,647,058 common shares at the aggregate price of $650,000 at any time prior to April 8, 2019. As a result, NewLeaf holds an aggregate of 15,764,705 of the Company’s common shares at an average price of $.0726 per share, warrants to purchase an additional 10,950,000 common shares and an option to purchase an additional 7,647,058 common shares for an aggregate price of $650,000 at any time prior to April 8, 2019.

On December 21, 2018, we issued 5,294,117 common shares to Kahn Family Limited PT II for a price of $.085 per share or an aggregate of $449,479.50 On February 1, 2019, we issued 7,647,059 common shares to Kahn Family Limited PT II for a price of $.085 per share or an aggregate of $650,000. On February 8, 2019, we issued 2,941,176 common shares to Kahn Family Limited PT II for a price of $.085 per share or an aggregate of $650,000. On March 12, 2019, we issued 300,000 common shares to Kahn Family Limited PT II for services rendered for a price of $.0001 per share or an aggregate of $30.

Item 14. Principal Accounting Fees and Services

Audit Fees

For our fiscal years ended December 31, 2017 and December 31, 2018, we were billed approximately $45,000 and $56,000 respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

We did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended December 31, 2017 and December 31, 2018.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

Exhibit 3.1	Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (i)
Exhibit 3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (i)
Exhibit 3.3	Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (i)
Exhibit 3.4	Certificate of Designation of Series A Preferred Shares (i)
Exhibit 3.5	Bylaws of Nutrafuels, Inc (i)
Exhibit 3.6	Amendment to Articles of Incorporation (ii)
Exhibit 10.1	Employment Agreement with Edgar Ward, dated October 10, 2017 (i)
Exhibit 10.2	Agreement with Neil Catania dated October 9, 2017 (i)
Exhibit 10.3	Agreement with JZ Marketing – Josh Zwagil, dated August 16, 2017 (i)
Exhibit 10.4	Agreement with Patagonia Global Trading – David Zirulnikoff, dated December 7, 2015 (i)
Exhibit 10.5	Agreement with Bernadette Cawley
Exhibit 10.6	Agreement with Anthony Procelli (i)
Exhibit 10.7	Agreement with Patrick Kilcooley (i)
Exhibit 10.8	Agreement with Daniel Ryan (i)
Exhibit 10.9	Agreement with Michael R. Anderson, dated April 10, 2017 (i)
Exhibit 10.10	Agreement with Kenneth Duchin, dated February 23, 2017 (i)
Exhibit 10.11	Agreement with CFN Media, dated December 5, 2016 (i)
Exhibit 10.12	Agreement with Nicole Archon (i)
Exhibit 10.13	Agreement with Venture Capital Group LLC, dated December 14, 2016 (i)
Exhibit 10.14	Agreement with Sylvan Eudes (i)
Exhibit 10.15	Agreement with Peter Ciarci, dated August 1, 2015 (i)
Exhibit 10.16	Agreement with Five Star Labs LLC, dated August 1, 2015 (i)
Exhibit 10.17	Agreement with Osprey Capital Advisors, dated October 1, 2015 (i)
Exhibit 10.18	Agreement with WT Consulting, dated July 18, 2015 (i)
Exhibit 10.19	Agreement with Uptick Capital, dated October 14, 2014 (i)
Exhibit 10.20	Agreement with Benchmark Advisory Partners LLC, dated April 14, 2015(i)
Exhibit 10.21	Agreement with Sullivan Media, dated August 25, 2015 (i)
Exhibit 10.22	Neil Catania Note Agreement in the amount of $160,000 (i)
Exhibit 10.23	Neil Catania Note Agreement in the amount of $50,000 (i)
Exhibit 10.24	Agreement between Owen Morgan & Phytochem Technologies, Inc. (iii)
Exhibit 10.25	Agreement between Orlando Pharmacy Inc., and NutraLife BioSciences, Inc. (iv)
Exbibit 10.26	Agreement with NewLeaf Assets LLS dated March 14 2019 (v)
Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(vi)
Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(vi)
Exhibit 99.1	Form of Purchase Order(i)

_________________

(i) Filed as an exhibit to the Form 10 Registration Statement filed with the Securities and Exchange Commission on November 1, 2017.

(ii) Filed as an exhibit to the Definitive Schedule 14C filed with the SEC on February 15, 2019.

(iii) Filed as an exhibit to the Form 8-K filed with the SEC on February 7, 2019.

(iv) Filed as an exhibit to the Form 8-K filed with the SEC on March 13, 2019.

(v) Filed as an exhibit to the Form 8-K filed with the SEC on March 18, 2019.

(vi) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutraLife BioSciences, Inc.

Date: April 1, 2019	By:	/s/ Edgar Ward
	Name:	Edgar Ward
	Position:	Chief Executive Officer
Principal Executive Officer Chief Financial Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2019	Signature:	/s/ Edgar Ward
	Name:	Edgar Ward
	Title:	Chief Executive Officer
Principal Executive Officer
Chief Financial Officer, Principal Financial Officer

