Form 10-K/A
period 2018-12-31
NUTRALIFE BIOSCIENCES, INC
filed 2019-04-03
CIK 1563463

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2018 of NutraLife BioSciences, Inc. (the Company ) filed with the Securities and Exchange Commission on April 2, 2019 (the Form 10-K ) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

NutraLife BioSciences, Inc.

Date: April 3, 2019	By:	/s/ Edgar Ward
	Name:	Edgar Ward
	Position:	Chief Executive Officer
Principal Executive Officer Chief Financial Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2019	Signature:	/s/ Edgar Ward
	Name:	Edgar Ward
	Title:	Chief Executive Officer
Principal Executive Officer
Chief Financial Officer, Principal Financial Officer

