Form 10-Q
period 2019-03-31
NUTRALIFE BIOSCIENCES, INC
filed 2019-05-15
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2019

Commission File Number: 000-55144

NUTRALIFE BIOSCIENCES, INC.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
	☐	Emerging Growth Company	☒

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

As of March 31, 2019 and May 13, 2019 we had 128,689,465 and 131,514,229 shares of common stock outstanding, respectively.

PART I - FINANCIAL INFORMATION

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$676,822	$419,975
Accounts receivable, net of allowance for doubtful accounts in the amount of $31,000	115,484	43,503
Inventories	372,628	291,040
Prepaid and other current assets	86,498	115,004
Total current assets	1,251,432	869,522

Property and equipment, net	1,633,522	925,807

Operating lease right-of-use assets	742,373	-
Intangible assets	714,640	-
Other assets	120,131	35,000

Total Assets	$4,462,098	$1,830,329

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$155,023	$243,503
Accrued expenses	326,734	468,838
Customer deposits	84,524	84,686
Liability for stock to be issued	265,500	-
Note payable to shareholder	200,000	-
Current portion of captial lease	3,836	3,836
Current portion of operating lease liability	122,000	-
Convertible notes, net of unamortized discount of $0 and $280,400	-	199,600
Total current liabilities	1,157,617	1,000,463

Long-Term Liabilities:
Operating lease liability, net of current portion	660,404	-
Capital lease, net of current portion	14,614	14,614

Total liabilites	1,832,635	1,015,077

Commitments and Contingencies
Stockholders' Equity
Preferred stock; $0.0001 par value, authorized 10,000 shares; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 128,217,283 and 97,315,941 shares issued and outstanding	12,823	9,732
Additional paid-in-capital	38,738,690	35,638,980
Accumulated deficit	(36,122,050)	(34,833,460)
Total stockholders' equity	2,629,463	815,252

Total Liabilities and Stockholders' Equity	$4,462,098	$1,830,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Month Ended
	March 31, 2019	March 31, 2018

Net revenue	$720,799	$722,905

Cost of goods sold	631,565	355,685

Gross profit	89,234	367,220

Operating expenses
Noncash compensation	160,581	511,902
General and administrative	901,167	418,422
Depreciation and amortization	21,792	32,857
Total operating expenses	1,083,540	963,181

Loss from operations	(994,306)	(595,961)

Other income (expenses)

Other expense	(4,385)	-
Loss on stock settlement of accounts payable	-	(18,004)
Finance costs	(289,901)	(487)
Total other expense	(294,286)	(18,491)
Net loss before income taxes	(1,288,592)	(614,452)
Income tax expense	-	-

Net loss	$(1,288,592)	$(614,452)

Loss per weighted average conmmon share - basic and diluted	$(0.01)	$(0.01)

Number of weighted average shares outstanding - basic and diluted	108,264,479	83,484,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Preferred Stock, Number of Shares	Common Stock, Number of Shares	Preferred Stock, Par	Common Stock, Par	APIC	Accumulated Deficit	Total Stockholders Equity

Balance, January 1, 2019	1,000	97,315,941	$-	$9,732	35,638,980	$(34,833,458)	$815,254

Shares issued for cash	-	28,055,061	-	2,806	2,221,674	-	2,224,480
Share issued in connection with purchase of intangible assets	-	1,800,000	-	180	318,960	-	319,140
Shares issued in connection with debt financing	-	100,000	-	10	18,590	-	18,600
Shares issued for services	-	946,281	-	95	160,486	-	160,581
Debt settled through issuance of stock	-	-	-	-	380,000	-	380,000
Net loss	-	-	-	-	-	(1,288,592)	(1,288,592)

Balance, March 31, 2019	1,000	128,217,283	$-	$12,823	$38,738,690	(36,122,050)	2,629,463

Balance, January 1, 2018	1,000	81,448,561	$-	$8,144	$33,411,300	$(32,758,920)	$660,524
Shares issued to settle accounts payable	-	168,159	-	17	49,477	-	49,494
Share issued for services	-	1,500,000		150	390,319	-	390,469
Shares issued to acquire fixed assets	-	2,000,000		200	569,000	-	569,200
Net loss	-	-	-	-	-	(614,452)	(614,452)

Balance March 31, 2018	1,000	85,116,720	$-	$8,511	$34,420,096	$(33,373,372)	$1,055,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
OPERATING ACTIVITIES
Net loss	$(1,288,592)	$(614,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,792	32,857
Stock compensation	160,581	390,969
Stock issued in connection with finance costs	18,600
Amortization of prepaid compensation	-	120,934
Amortization of debt discount	280,400	-
Loss on stock settlement of accounts payable	-	18,004

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(71,979)	(54,082)
(Increase) in inventories	(81,588)	(27,254)
(Increase) in prepaid expenses	(16,594)	(167,782)
(Decrease) increase in accounts payable	(88,480)	267,782
(Decrease) increase in accrued expenses	(142,104)	26,124
(Decrease) in customer deposits	(162)	-

Net Cash Used in Operating Activities	(1,208,126)	(6,900)

INVESTING ACTIVITIES
Acquistion of intellectual property	(130,000)	-
Purchases of property and equipment	(729,507)	(14,341)

Net Cash Used in Investing Activities	(859,507)	(14,341)

FINANCING ACTIVITIES
Proceeds from shareholder note payable	200,000	-
Common shares issued for cash	2,224,480	-
Payments on notes payable	(100,000)	-

Net Cash Provided by Financing Activities	2,324,481	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	256,847	(21,241)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	419,975	172,948

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$676,822	$151,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$487

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Shares issued and issuable for the acquisition of intellectual property	$584,640	$-
Debt converted to equity	$380,000	$-

Shares issued for the purchase of property and equipment	$-	$569,200

Shares issued to settle accounts payable	$-	$49,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC. F/K/A NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND CONSOLIDATION

NutraLife BioSciences, Inc. F/K/A NutraFuels, Inc. (“We and the Company”) is the producer and distributor of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.  Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Precision Analytic Testing, LLC, NutraDerma Technologies, Inc., PhytoChem Technologies, Inc. and TransDermalRX, Inc.  We operate as one reportable segment.  All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  The Company had no cash equivalents at March 31, 2019 and December 31, 2018.  The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had cash balances in excess of FDIC insured limits of $491,955 and $244,501 at March 31, 2019 and December 31, 2018, respectively.

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

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $31,000 for periods ended March 31, 2019 and December 31, 2018, respectively.

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

Impairment of Long‑Lived Assets

A long‑lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long‑lived assets exceeds its fair value.

Impairment charges would be included with costs and expenses in the Company's condensed consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's condensed consolidated balance sheets. No adjustments were made to long-lived assets during the period ended March 31, 2019, as a result of management's assessments.

Advertising

Advertising costs are charged to operations as incurred and are included in operating expenses. The amounts charged for the three month periods ended March 31, 2019 and 2018 totaled approximately $21,000 and $ 0, respectively.

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

The Company generates revenues from the sale of products.  The product is invoiced, and the revenue is recognized upon shipment and once transfer of risk has passed to the customer, which is the point at which the Company has satisfied its performance obligation.

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue.  The company’s contracts do not include multiple performance obligations or variable consideration.

Income Taxes

The Company follows the provisions of ASC 740‑10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740‑10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more‑likely‑than‑not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no amounts accrued for interest or penalties as of September 30, 2018 and December 31, 2017, respectively.  The Company is no longer subject to examination by taxing authorities for years before December 31, 2014.  The company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

Financial Instruments and Fair Value Measurements

The carrying value of the Company’s current consolidated financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short‑term maturities of these instruments.

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

Leases

Effective January 1, 2019, the Company adopted the requirements of FASB ASU 2016-02, Leases (Topic 842) which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration.  Leases are classified as a finance lease, formerly called a capital lease, if any of the following criteria are met:

1.	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.
2.	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
3.	The lease term is for the major part of the remaining economic life of the underlying asset.
4.	The present value of the sum of lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.
5.	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases.  As of March 31, 2019, the Company has one finance lease and one operating lease.

Under the new guidance, both finance and operating leases are reflected on the balance sheet as lease or “right-of -use” assets and lease liabilities.  Further note that under previous guidance, operating leases (non-capital leases) were not required to be recorded as an asset on the balance sheet.

There are some exceptions, which the Company has elected in its accounting policies.  For leases with terms of twelve months or less, or below the Company’s general capitalization policy threshold, the Company elects an accounting policy to not recognize lease assets and lease liabilities for all asset classes.  The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

The Company determines if a contract is a lease at the inception of the arrangement.  The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain to be exercised.  Certain leases contain non-lease components, such as common area maintenance, which are generally accounted for separately.  In general, the Company will assess if non-lease components are fixed and determinable, or variable, when determining if the component should be included in the lease liability.  For purposes of calculating the present value of the lease obligations, the Company utilizes the implicit interest rate within the lease agreement when known and/or determinable, and otherwise utilizes its incremental borrowing rate at the time of the lease agreement.

As permitted under ASU 2018-11 the Company elected the optional transition method to adopt the new leases standard. Under this new transition method, the Company initially applied the new leases standard at the adoption date of January 1, 2019 and would have recognized a cumulative -effect adjustment, if appropriate, to the opening balance of retained earnings in the period of adoption. No cumulative-effect adjustment was recognized. The Company’s reporting for the comparative periods prior to 2019 in the financial statements will be presented in accordance with the existing GAAP in effect for 2018 and earlier (ASC Topic 840, Leases ).

The impact of the adoption of this new standard resulted in an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of approximately $800,000. The implementation did not have a material impact on our condensed consolidated statements of income and statements of cash flows.

Intangible Assets

Intangible assets represent the value assigned to intellectual property and will be amortized based on the economic benefit expected to be realized.

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1,289,000 for the three months ended March 31, 2019, and have an accumulated deficit of approximately $36,122,000 at March 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2018 contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

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

NOTE 4 - ADVANCE FROM SHAREHOLDER

In March 2019, the Company received proceeds of $200,000 from a shareholder, pursuant to a short-term promissory note payable, bearing interest at an annual rate of 3%, due April 20, 2019.  The note and accrued interest was satisfied by subsequently converting to 2,389,470 shares common stock at $.17 per share.

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock issued for cash:

In January 2019, the Company issued 120,004 shares of common stock in exchange for $20,000 in cash.

In January 2019, the Company issued 7,647,059 shares of common stock in exchange for $650,000 in cash.

In February 2019, the Company issued 3,176,470 shares of common stock in exchange for $270,000 in cash.

In March 2019, the Company issued 17,111,528 shares of common stock in exchange for $1,284,480 in cash

Stock issued for services:

In January 2019, the Company issued an aggregate of 883,781 shares of common stock valued at $149,956 for services.

In February 2019, the Company issued 62,500 shares of common stock valued at $10,625 for services.

Other

In March 2019, the Company issued 1,800,000 shares of common stock valued at $319,140 in connection with the acquisition of intellectual property.

In March 2019, the Company issued 100,000 shares of common stock valued at $18,600 in connection with a prior debt financing.

Additionally, the company reclassified $380,000 to Additional Paid-in Capital as a result of a settlement of a finance agreement with one of their investors.

Settlement Agreement

In March 2019, the Company reached an agreement with its third-party lender in connection with their $2,000,000 2018 “Investment Agreement” whereby the Company received only two payments from this lender aggregating $380,000 during 2018.  The lender was in default of this agreement and thereby settled by agreeing to fund $1,000,000 for 13,764,705 restricted shares of common stock.  Additionally, the lender received a warrant to purchase an additional 10 million common shares at a price of $.20 per share or an aggregate of $2 million under the terms set forth in this agreement.  The warrant expires on March 4, 2022.  Additionally, the lender had the ability to purchase an additional 7,647,058 common shares at the purchase price of $.085 per share on an aggregate of $650,000 at any time prior to April 8, 2019.  This option was never exercised and therefore expired.  In connection with this agreement, the $380,000 previously funded was reclassified to additional paid-in capital.

NOTE 6 – LEASES

In conjunction with the new guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has described the existing leases as operating as further described below:

The Company leases their office and warehouse facilities located in in Coconut Creek, Florida under a non-cancelable operating lease agreement that expired February 2019 and is currently on a month-to month basis.

In June 2017, the Company entered into a lease for an additional facility located in Deerfield Beach, Florida under a non-cancelable operating lease. The term of the lease is for 86 months beginning on January 1, 2018 and calls for yearly 3% increases to base rent, with monthly payments that commenced in March 2018.

In the March 31, 2019 condensed consolidated balance sheet, the Company has recorded right-of-use assets of approximately $742,000 and a lease liability of $782,000, of which $122,000 is reported as a current liability. The weighted average remaining lease term is 71 months and weighted average discount rate used is 10%.

NOTE 6 – LEASES, continued

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of March 31, 2019:

Undiscounted future minimum lease payments:
2019(remainder of year)	$122,000
2020	168,000
2021	173,000
2022	179,000
2023	184,000
Thereafter	222,000
Total undiscounted future minimum lease payments	1,048,000
Less: amount representing imputed interest	(266,000)
Operating lease liability	$782,000

A similar description of the lease obligation is disclosed in the Company’s December 31, 2018 Form 10-K.

Lease expense for the operating lease was approximately $67,000 for the first quarter ended March 31, 2019.

NOTE 7 - ACQUISITION OF INTELLECTUAL PROPERTY

In February 2019 the Company acquired certain intellectual property consisting of patent rights.  The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 will be provided one year thereafter.  The acquired patent will be amortized over its remaining estimated useful life of approximately 11 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Consulting Agreement

In connection with the acquisition agreement discussed in Note 7, the Company entered into an agreement with the seller, whereby the seller has accepted the appointment to represent the Company to sell the products related to the above patent and intellectual property and receive a commission of 20% of the net sales from this product.

NOTE 9 - SUBSEQUENT EVENTS

In April, 2019 we issued an aggregate of 21,882 common shares for services rendered to us. We valued these shares at $0.186 or an aggregate of $4,070.

On April 2, 2019, we issued 2,389,470 common shares to a noteholder in exchange for the aggregate principal and interest of $203,104 outstanding under a promissory note.

In April, 2019 we issued 235,294 shares of common stock for a price of $.085 per share or an aggregate of $20,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited annual and unaudited interim Financial Statements and related notes included in this Form 10-Q filing, as well as the sections entitled “Risk Factors” in of this filing, as well as other cautionary statements and risks described elsewhere in this filing. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Three Months Ended March 31, 2019 and 2018

We had sales of $720,799 and $722,905 for the three months ended March 31, 2019 and 2018, respectively, or .3 % decrease from the first quarter of 2018.

Cost of sales was $631,565 compared to $355,685 for the three months ended March 31, 2019 and 2018, respectively, or a seventy-seven-point six percent (77.6%) increase. This increase is directly related to the reclassification of certain labor expenses from general and administrative costs to production costs.  The Company also, significantly increased its production labor force.

Gross margin was $89,234 and $367,220 for the three months ended March 31, 2019 and 2018, respectively, or a seventy-five-point seven percent (75.7%) decrease.  This is the result of the increase of the cost of goods sold.

General and administrative expenses were $901,167 compared to $418,422 for the three months ended March 31, 2019 and 2018, respectively, an increase of one-hundred-fifteen-point four percent (115.4%).  This increase is primarily due to the increase in the Company’s payroll.

Stock based compensation was $160,581 and $511,902 for the three months ended March 31, 2019 and 2018, respectively, or a sixty-eight-point six percent (68.6%) decrease.

Our interest expense was $289,901 compared to $487 for the three months ended March 31, 2019 and 2018, respectively, an increase $289,414. This increase is the result of the recognizing the expense related to the discount on convertible debt that was paid off in 2019.

We recorded a net loss of ($1,288,592) compared to ($614,452) for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, proceeds from lending and proceeds from the issuance of stock.

As of March 31, 2019, the Company had a cash balance of $676,822.

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

Cash Flow Activities

As of March 31, 2019, the Company had a cash balance of $676,822.

Operating Activities

Our cash increased $256, 847 for the three months ended March 31, 2019. Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2019, the Company’s operating activities used cash of $1,208,126, compared to the first quarter of 2019 which used cash of $6,900. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Investing Activities

Cash used in investing activities during the first three months of 2019 and 2018 was $829,507 and $14,341, respectively. During 2019, cash was used to purchase manufacturing equipment and for the acquisition of intellectual property..

Financing Activities

During the three months ended March 31, 2019, we received proceeds of $2,224,480 from the sale of common stock and $200,000 as an advance from a shareholder. We paid $100,000 on short-term notes payable.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition and, accounts receivable valuations, investment valuations, inventory valuations, goodwill valuation, stock-based compensation valuations and accounting for income taxes. Actual amounts could differ significantly from these estimates.

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

The Company generates revenues from the sale of products. The product is invoiced, and the revenue is recognized upon shipment and once transfer of risk has passed to the customer, which is the point at which the Company has satisfied its performance obligation.

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The company’s contracts do not include multiple performance obligations or variable consideration.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets.

Leases

Effective January 1, 2019, the Company adopted the requirements of FASB ASU 2016-02, Leases (Topic 842) which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. Leases are classified as a finance lease, formerly called a capital lease, if any of the following criteria are met:

6.	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.

7.	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

8.	The lease term is for the major part of the remaining economic life of the underlying asset.

9.	The present value of the sum of lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.

10.	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2019, the Company has one finance lease and one operating lease.

Under the new guidance, both finance and operating leases are reflected on the balance sheet as lease or “right-of -use” assets and lease liabilities. Further note that under previous guidance, operating leases (non-capital leases) were not required to be recorded as an asset on the balance sheet.

There are some exceptions, which the Company has elected in its accounting policies. For leases with terms of twelve months or less, or below the Company’s general capitalization policy threshold, the Company elects an accounting policy to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain to be exercised. Certain leases contain non-lease components, such as common area maintenance, which are generally accounted for separately. In general, the Company will assess if non-lease components are fixed and determinable, or variable, when determining if the component should be included in the lease liability. For purposes of calculating the present value of the lease obligations, the Company utilizes the implicit interest rate within the lease agreement when known and/or determinable, and otherwise utilizes its incremental borrowing rate at the time of the lease agreement.

As permitted under ASU 2018-11 the Company elected the optional transition method to adopt the new leases standard. Under this new transition method, the Company initially applied the new leases standard at the adoption date of January 1, 2019 and would have recognized a cumulative -effect adjustment, if appropriate, to the opening balance of retained earnings in the period of adoption. No cumulative-effect adjustment was recognized. The Company’s reporting for the comparative periods prior to 2019 in the financial statements will be presented in accordance with the existing GAAP in effect for 2018 and earlier (ASC Topic 840, Leases ).

The impact of the adoption of this new standard resulted in an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of approximately $800,000. The implementation did not have a material impact on our condensed consolidated statements of income and statements of cash flows.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 2 of Notes to the Condensed Consolidated Financial Statements.)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2019 or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Securities

From January 2, 2017 to present, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed these exemptions were available because:

•	We are not a blank check company;

•	We filed a Form D, Notice of Sales, with the SEC;

•	Sales were not made by general solicitation or advertising;

•	All certificates had restrictive legends;

•	Sales were made to persons with a pre-existing relationship to our President, Chief Executive Officer and sole Director, Edgar Ward; and

•	Sales were made to investors who represented that they were accredited investors.

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

On January 3, 2019, we issued 120,004 common shares to Joshua J. Gooden for a price of $.167 per share or an aggregate of $20,000.

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

On February 21, 2019, we issued 117,647 common shares to Stephan Golding for a price of $.085 per share or an aggregate of $10,000.

On March 7, 2019, we issued 62,500 common shares to Austin Hunter for services rendered to us. We valued these shares at $.170 per share or an aggregate of $10,625.

On March 12, 2019, we issued 1,200,000 common shares to Bruce Burley for the purchase of certain assets. We value these shares at a price of $.17 per share or an aggregate of $204,000.

On March 12, 2019, we issued 300,000 common shares to Robert E. Borland Jr for the purchase of certain assets. We value these shares at a price of $.17 per share or an aggregate of $51,000.

On March 15, 2019, we issued 2,499,765 common shares to Orange Pumpkin Trust for a price of $.085 per share or an aggregate of $212,480.

On March 19, 2019, we issued 176,470 common shares to Antonio Morgado for a price of $.085 per share or an aggregate of $15,000.

On March 22, 2019, we issued 117,647 common shares to Scott Mast for a price of $.085 per share or an aggregate of $10,000.

On March 22, 2019, we issued 117,647 common shares to Charles Mast for a price of $.085 per share or an aggregate of $10,000.

On April 1, 2019, we issued 21,882 common shares to Paul R. Hemmes for services rendered to us. We valued these shares at $.186 per share or an aggregate of $4,070.00.

On April 2, 2019, we issued 200,000 common shares to Carmen Cortes for a price of $.085 per share or an aggregate of $17,000.

On April 2, 2019, we issued 2,389,470 common shares to Kahn Family Limited PT II in exchange for the aggregate principal and interest of $203,104 outstanding under a promissory note.

On April 9, 2019, we issued 117,647 common shares to Gerald Hersey for a price of $.085 per share or an aggregate of $10,000.

On April 16, 2019, we issued 117,647 common shares to Gloria G. Ruiz for a price of $.085 per share or an aggregate of $10,000.

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

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NutraLife BioSciences, Inc.

Date: May 15, 2019	By:	/s/ Edgar Ward
Edgar Ward
President, Chief Executive Officer, Acting Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

