Form 10-Q/A
period 2019-03-31
NUTRALIFE BIOSCIENCES, INC
filed 2019-05-17
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 of NutraLife BioSciences, Inc. (the Company ) filed with the Securities and Exchange Commission on May 15, 2019 (the Form 10-Q ) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I - FINANCIAL INFORMATION

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$676,822	$419,975
Accounts receivable, net of allowance for doubtful accounts in the amount of $31,000	115,484	43,503
Inventories	372,628	291,040
Prepaid and other current assets	86,498	115,004
Total current assets	1,251,432	869,522

Property and equipment, net	1,633,522	925,807

Operating lease right-of-use assets	742,373	-
Intangible assets	714,640	-
Other assets	120,131	35,000

Total Assets	$4,462,098	$1,830,329

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$155,023	$243,501
Accrued expenses	326,734	468,838
Customer deposits	84,524	84,686
Liability for stock to be issued	265,500	-
Note payable to shareholder	200,000	-
Current portion of captial lease	3,836	3,836
Current portion of operating lease liability	122,000	-
Convertible notes, net of unamortized discount of $0 and $280,400	-	199,600
Total current liabilities	1,157,617	1,000,463

Long-Term Liabilities:
Operating lease liability, net of current portion	660,404	-
Capital lease, net of current portion	14,614	14,614

Total liabilites	1,832,635	1,015,075

Commitments and Contingencies
Stockholders' Equity
Preferred stock; $0.0001 par value, authorized 10,000 shares; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 128,217,283 and 97,315,941 shares issued and outstanding	12,823	9,732
Additional paid-in-capital	38,738,690	35,638,980
Accumulated deficit	(36,122,050)	(34,833,460)
Total stockholders' equity	2,629,463	815,254

Total Liabilities and Stockholders' Equity	$4,462,098	$1,830,329

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

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
OPERATING ACTIVITIES
Net loss	$(1,288,592)	$(614,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,792	32,857
Stock compensation	160,581	390,969
Stock issued in connection with finance costs	18,600	-
Amortization of prepaid compensation	-	120,934
Amortization of debt discount	280,400	-
Loss on stock settlement of accounts payable	-	18,004

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(71,979)	(54,082)
(Increase) in inventories	(81,588)	(27,254)
(Increase) in prepaid expenses	(16,594)	(167,782)
(Decrease) increase in accounts payable	(88,480)	267,782
(Decrease) increase in accrued expenses	(142,104)	26,124
(Decrease) in customer deposits	(162)	-

Net Cash Used in Operating Activities	(1,208,126)	(6,900)

INVESTING ACTIVITIES
Acquistion of intellectual property	(130,000)	-
Purchases of property and equipment	(729,507)	(14,341)

Net Cash Used in Investing Activities	(859,507)	(14,341)

FINANCING ACTIVITIES
Proceeds from shareholder note payable	200,000	-
Common shares issued for cash	2,224,480	-
Payments on notes payable	(100,000)	-

Net Cash Provided by Financing Activities	2,324,481	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	256,847	(21,241)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	419,975	172,948

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$676,822	$151,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$487

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Shares issued and issuable for the acquisition of intellectual property	$584,640	$-
Debt converted to equity	$380,000	$-

Shares issued for the purchase of property and equipment	$-	$569,200

Shares issued to settle accounts payable	$-	$49,494

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

Advertising

Advertising costs are charged to operations as incurred and are included in operating expenses. The amounts charged for the three month periods ended March 31, 2019 and 2018 totaled approximately $21,000 and $0, respectively.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

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

