Form 10-Q
period 2019-06-30
NUTRALIFE BIOSCIENCES, INC
filed 2019-08-19
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of ”large accelerated filer,” ”accelerated filer” and ”smaller reporting company” in rule 12b-2 of the Exchange Act.

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

As of June 30, 2019 and August 15, 2019 we had 133,664,818 and 134,943,432 shares of common stock outstanding, respectively.

FINANCIAL STATEMENTS

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

Assets

	June 30, 2019	December 31, 2018
	(Unaudited)
Current Assets:
Cash	$650,824	$419,975
Accounts receivable, net of allowance for doubtful
accounts in the amount of $31,000	67,366	43,503
Inventories	702,125	291,040
Prepaid and other current assets	54,751	115,004
Total current assets	1,475,066	869,522

Property and equipment, net	1,881,419	925,807

Operating lease right-of-use assets	711,071	-
Intangible assets	714,640	-
Other assets	278,284	35,000

Total Assets	$5,060,480	$1,830,329

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$73,203	$243,503
Accrued expenses	356,869	468,838
Customer deposits	5,094	84,686
Liability for stock to be issued	265,500	-
Current portion of capital lease	3,836	3,836
Current portion of operating lease liability	166,000	-
Current portion of convertible promissory note payable	500,000	-
Convertible notes, net of unamortized discount of $280,400 in 2018	-	199,600
Total current liabilities	1,370,502	1,000,463

Long-Term Liabilities:
Convertible promissory note payable to shareholder, net of unamortized discount and current portion	404,500	-
Operating lease liability, net of current portion	587,658	-
Capital lease, net of current portion	13,655	14,614

Total liabilities	2,376,315	1,015,077

Stockholders' Equity
Preferred stock; $0.0001 par value, authorized
10,000 shares; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000
authorized shares; 133,614,818 and 97,315,941
shares issued and outstanding	13,370	9,732
Additional paid-in-capital	39,348,442	35,638,980
Accumulated deficit	(36,677,647)	(34,833,460)
Total stockholders' equity	2,684,165	815,252

Total Liabilities and Stockholders' Equity	$5,060,480	$1,830,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net revenue	$718,437	$1,085,411	1,439,236	$1,808,316

Cost of goods sold	158,562	$372,592	790,127	728,277

Gross profit	559,875	712,819	649,109	1,080,039

Operating expenses
Noncash compensation	112,500	471,935	273,081	983,837
General and administrative	915,143	413,977	1,816,310	832,399
Depreciation and amortization	66,332	53,171	88,124	86,028
Total operating expenses	1,093,975	939,083	2,177,515	1,902,264

Loss from operations	(534,100)	(226,264)	(1,528,406)	(822,225)

Other income (expenses)

Other income (expense)	(21,495)	3,609	(25,880)	3,609
Induced debt conversion loss		-		(18,004)
Finance costs	-	-	(289,901)	(487)
Total other expense	(21,495)	3,609	(315,781)	(14,882)
Net loss before income taxes	(555,595)	(222,655)	(1,844,187)	(837,107)
Income tax expense	-	-	-	-

Net loss	$(555,595)	$(222,655)	$(1,844,187)	$(837,107)

Loss per weighted average conmmon share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Number of weighted average shares outstanding - basic and diluted	111,352,217	85,502,855	119,870,214	83,925,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Preferred Stock, Number of Shares	Common Stock, Number of Shares	Preferred Stock, Par	Common Stock, Par	APIC	Accumulated Deficit	Total Stockholders Equity

Balance, January 1, 2019	1,000	97,315,941	$-	$9,732	35,638,980	$(34,833,460)	$815,252

Shares issued for cash	-	28,055,061	-	2,806	2,221,674	-	2,224,480
Share issued in connection with purchase of intangible assets	-	1,800,000	-	180	318,960	-	319,140
Shares issued in connection with debt financing	-	100,000	-	10	18,590	-	18,600
Shares issued for services	-	946,281	-	95	160,486	-	160,581
Debt settled throught the issuance of stock	-	-	-	-	380,000	-	380,000
Net loss	-	-	-	-	-	(1,288,592)	(1,288,592)

Balance, March 31, 2019	1,000	128,217,283	$-	$12,823	$38,738,690	(36,122,052)	2,629,461

Shares issued for cash	-	2,588,535	-	263	219,741	-	220,004
Shares issued in connection with debt financing	-	1,000,000	-	100	190,900	-	191,000
Shares issued for services	-	1,375,000	-	140	155,754	-	155,894
Shares issued to pay accounts payable	-	434,000	-	44	43,357	-	43,401
Debt settled throught the issuance of stock	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(555,595)	(555,595)

Balance, June 30, 2019	1,000	133,614,818	$-	$13,370	$39,348,442	$(36,677,647)	$2,684,165

Balance, January 1, 2018	1,000	81,448,561	$-	$8,144	$33,411,300	$(32,758,920)	$660,524
Shares issued to settle accounts payable		169,159	-	17	49,477	-	49,494
Share issued for services		1,500,000	-	150	390,319	-	390,469
Shares issued to acquire fixed assets		2,000,000	-	200	569,000	-	569,200
Net loss						(614,452)	(614,452)

Balance March 31, 2018	1,000	85,117,720	-	8,511	34,420,096	(33,373,372)	1,055,235

Shares issued to settle accounts payable		-	-	-	-	-	-
Share issued for services		1,649,300	-	165	340,553	-	340,718
Shares issued to acquire fixed assets		-	-	-	-	-	-
Net loss						(222,655)	(222,655)

Balance June 30, 2018	1,000	86,767,020	$-	$8,676	$34,760,649	$(33,596,027)	$1,173,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
OPERATING ACTIVITIES
Net loss	$(1,844,187)	$(837,107)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	88,124	86,028
Stock compensation and consulting services	316,471	783,075
Stock issued in connection with finance costs	18,600	-
Amortization of prepaid compensation	-	200,762
Amortization of debt discount	280,400	-
Amortization of lease liability	(28,746)
Bad Debts	-	84,183
Loss on stock settlement of accounts payable	-	18,004

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(23,863)	(219,069)
(Increase) in inventories	(411,085)	(311,941)
(Increase) decrease in prepaid expenses	(16,198)	374
(Decrease) increase in accounts payable	(126,893)	246,829
(Decrease) increase in accrued expenses	(111,969)	33,365
(Decrease) increase in customer deposits	(79,592)	322,177

Net Cash (Used in) Provided by Operating Activities	(1,938,938)	406,680

INVESTING ACTIVITIES
Acquisition of intellectual property	(130,000)	-
Purchases of property and equipment	(1,044,695)	(357,743)

Net Cash Used in Investing Activities	(1,174,695)	(357,743)

FINANCING ACTIVITIES
Proceeds from shareholder note payable	1,000,000	-
Common shares issued for cash	2,444,482	-
Payments on notes payable	(100,000)	-

Net Cash Provided by Financing Activities	3,344,482	-

NET CHANGE IN CASH	230,849	48,937

CASH AT BEGINNING OF PERIOD	419,975	172,948

CASH AT END OF PERIOD	$650,824	$221,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$487

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Shares issued and issuable for the acquisition of intellectual property	$584,640	$-
Debt converted to equity	$380,000	$-

Shares issued for the purchase of property and equipment	$-	$569,200

Shares issued to settle accounts payable	$-	$49,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND CONSOLIDATION

NutraLife BioSciences, Inc. F/K/A NutraFuels, Inc. (“us", "we", "our" or the "Company”) is a developer, manufacturer and distributor of nutraceutical and CBD sprays, tinctures and related products and is engaged in the cultivation, processing and distribution of industrial hemp in Wisconsin where it holds licenses to grow and cultivate industrial hemp.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents at June 30, 2019 and December 31, 2018. The Company maintains its cash in bank deposit accounts, which may, at times, exceed federally insured limits. The Company had cash balances in excess of FDIC insured limits of approximately $387,000 and $245,000 at June 30, 2019 and December 31, 2018, respectively.

Inventories

Inventories are stated at cost utilizing the weighted average method of valuation and consist of raw materials and finished goods. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value.

Allowance for Doubtful Accounts

Accounts receivable are stated net of allowance for doubtful accounts. We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $31,000 at June 30, 2019 and December 31, 2018, respectively.

Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, between three and twelve years, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred. Leasehold improvements and Right-of-use assets are amortized over their estimated useful lives, or the remaining term of the lease, whichever is shorter.

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the period ended June 30, 2019, as a result of management’s assessments.

Advertising

Advertising costs are charged to operations as incurred and are included in operating expenses. The amounts charged for the six-month periods ended June 30, 2019 and 2018 totaled approximately $206,000 and $38,174, respectively.

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

The Company’s revenues do not require significant estimates or judgments based on the nature of the Company’s revenue. The company’s contracts do not include multiple performance obligations or variable consideration.

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

Tax positions that meet the more‑likely‑than‑not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no amounts accrued for interest or penalties as of June 30, 2019 and December 31, 2018, respectively. The Company is no longer subject to examination by taxing authorities for years before December 31, 2015. The company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

Financial Instruments and Fair Value Measurements

The carrying value of the Company’s current condensed consolidated financial instruments, which include cash, accounts payable, and accrued liabilities approximates their fair values because of the short‑term maturities of these instruments.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2019, the Company has one finance lease and one operating lease.

Under the new guidance, both finance and operating leases are reflected on the balance sheet as lease or “right-of -use” assets and lease liabilities.

For leases with terms of less than twelve months, or below the Company’s general capitalization policy threshold, the Company's accounting policy to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

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

The Company initially applied the new lease standard at the adoption date of January 1, 2019, which did not result in a cumulative-effect adjustment to the opening balance of retained earnings. The Company’s reporting for the comparative periods prior to 2019 in the financial statements are presented in accordance with the previously existing GAAP in effect for 2018 and earlier (ASC Topic 840, Lease).

The impact of the adoption of this new standard resulted in an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of approximately $800,000. The implementation did not have a material impact on our condensed consolidated statements of income and statements of cash flows.

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1,844,000 for the six months ended June 30, 2019, and have an accumulated deficit of approximately $36,677,000 at June 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2018 contain an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

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

NOTE 4 - NOTE PAYABLE TO SHAREHOLDER

In March 2019, the Company received proceeds of $200,000 from a shareholder, pursuant to a short-term promissory note payable, bearing interest at an annual rate of 3%, due April 20, 2019. The note and accrued interest was satisfied by subsequently converting to 2,352,941 shares common stock at $.085 per share.

In June 2019, the Company entered into an Investment Agreement that included a secured convertible 8.5% promissory note payable and 500,000 shares of common stock for $1,000,000 with a shareholder. The note is subject to a security agreement whereby the note is collateralized by the first four Ennea Processors the Company has committed to commercialize and monetize. The terms of the note will require interest only payments from July 7th, 2019 through December 7th, 2019 and commencing January 7th, 2020, the Company will make equal monthly installment payments that include principal and interest through the Maturity Date of December 7th 2020.

Included in the Investment Agreement is a royalty agreement whereby the investor will be entitled to a royalty of 8.5% from the revenue generated from the Ennea “Collateral Processors” while the principal is outstanding, and, 5% royalty thereafter on the first two Ennea Processors, and was recorded as a debt discount of $95,500.

The secured convertible note is secured by a Pledge Agreement from a related-party that provided a mortgage lien on certain real property owned by the related party as additional collateral. As compensation, the pledgor will receive 500,000 shares of the Company’s common stock and commencing on December 5th, 2019 monthly payments equal to the interest paid on the note, 8.5% of the revenue generated from the Ennea Processors while the principal is outstanding and a participation of a 5% thereafter on the first two Ennea Processors commercialized or monetized by the company.

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock issued for cash:

In January 2019, the Company issued 120,004 shares of common stock in exchange for $20,000 in cash, or $0.167 per share.

In January 2019, the Company issued 7,647,059 shares of common stock in exchange for $650,000 in cash, or $0.085 per share.

In February 2019, the Company issued 3,176,470 shares of common stock in exchange for $270,000 in cash, or $0.085 per share.

In March 2019, the Company issued 17,111,528 shares of common stock in exchange for $1,284,480 in cash, or $.075 per share.

In April 2019, the Company issued 2,588,235 shares of common stack in exchange for $220,000 in cash, or $0.085 per share.

Stock issued for services:

In January 2019, the Company issued an aggregate of 883,781 shares of common stock valued at $149,956, or $0.17 per share for services.

In February 2019, the Company issued 62,500 shares of common stock valued at $10,625 or $0.17 per share for services.

In May 2019, the Company issued 562,500 shares of common stock valued at $127,188 or $0.235 per share for services.

In June 2019, the Company issued 812,500 shares of common stock valued at $158,438 or $0.102 per share for services.

Other

In March 2019, the Company issued 1,800,000 shares of common stock valued at $319,140, or $0.177 per share, in connection with the acquisition of intellectual property.

In March 2019, the Company issued 100,000 shares of common stock valued at $18,600, or $0.186 per share, in connection with a prior debt financing.

Additionally, the Company reclassified $380,000 to Additional Paid-in Capital as a result of a settlement of a finance agreement with one of their investors.

In June 2019, the Company issued 1,000,000 shares of common stock valued at $191,000, or $0.191 per share in connection with a financing transaction with an investor.

In June 2019, the company issued 434,000 shares of common stock to settle an accounts payable balance of $43,400.

Settlement Agreement

In March 2019, the Company reached an agreement with its third-party lender in connection with their $2,000,000 2018 “Investment Agreement” whereby the Company received only two payments from this lender aggregating $380,000 during 2018. The lender was in default of this agreement and thereby settled by agreeing to fund $1,000,000 for 13,764,705 restricted shares of common stock. Additionally, the lender received a warrant to purchase an additional 10 million common shares at a price of $.20 per share or an aggregate of $2 million under the terms set forth in this agreement. The warrant expires on March 4th,, 2022. Additionally, the lender had the ability to purchase an additional 7,647,058 common shares at the purchase price of $.085 per share on an aggregate of $650,000 at any time prior to April 8th , 2019. This option was never exercised and therefore expired. In connection with this agreement, the $380,000 previously funded was reclassified to additional paid-in capital.

NOTE 6 - LEASES

In conjunction with the new guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has described the existing leases as operating as further described below:

The Company leases their office and warehouse facilities located in Coconut Creek, Florida under a non-cancelable operating lease agreement that expired February 2019 and is currently on a month-to month basis.

In June 2017, the Company entered into a lease for an additional facility located in Deerfield Beach, Florida under a non-cancelable operating lease. The term of the lease is for 86 months beginning on January 1st, 2018 and calls for yearly 3% increases to base rent, with monthly payments that commenced in March 2018.

In the June 30, 2019 condensed consolidated balance sheet, the Company has recorded right-of-use assets of approximately $711,000 (net of amortization) and a lease liability of $754,000, of which $166,000 is reported as a current liability. The weighted average remaining lease term is 68 months and the weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of June 30, 2019:

Undiscounted future minimum lease payments:
2019 (remainder of year)	$82,000
2020	168,000
2021	173,000
2022	179,000
2023	184,000
Thereafter	222,000
Total undiscounted future minimum lease payments	1,008,000
Less: amount representing imputed interest	(254,000)
Operating lease liability	$754,000

 Lease expense for the operating lease was approximately $137,000 for the six months ended June 30, 2019.

NOTE 7 - ACQUISITION OF INTELLECTUAL PROPERTY

In February 2019 the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were issued at closing and 1,500,000 will be issued one year thereafter. The acquired patent is being amortized over its remaining estimated useful life of approximately 11 years. Amortization was approximately $20,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to legal proceedings which arise in the ordinary course of the Company’s business. Although there can be no assurance as to the ultimate disposition of these matters, the Company’s management believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Consulting Agreement

In connection with the acquisition agreement discussed in Note 7, the Company entered into an agreement with the seller, to represent the Company to market the products associated with the patent and intellectual property and receive a commission of 20% of its net product revenues generated.

NOTE 9 - EQUITY WARRANTS

At June 30, our warrants outstanding are as follows:

By Exercise Price	2019
Warrants - $0.20	12,950,000
Warrants - $0.35	5,294,117
Warrants - $0.50	-
Warrants - $0.75	-
Warrants - $1.00	-
18,244,117

Warrants
Balance December 31, 2018	18,210,402
Warrants issued	10,000,000
Warrants exercised	-
Warrants expired	(9,966,285)
Balance June 30, 2019	18,244,117

NOTE 10 - SUBSEQUENT EVENTS

On July 16, The Company issued 50,000 common shares for services valued at $9,500.

On July 16, The Company issued 70,203 common shares for services valued at $13,339.

On August 6, The Company issued 500,000 common shares for the purchase of materials for $50,000.

The Company does not have any subsequent events through the date of issuing these financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited annual and unaudited interim Financial Statements and related notes included in this Form 10-Q filing, as well as the sections entitled “Risk Factors” in this Form 10-Q, as well as other cautionary statements and risks described elsewhere in this Form 10-Q. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

NutraFuels, Inc, a Florida corporation (“us”, “we” or “our”) was formed as a limited liability company in the state of Florida on April 1, 2010, to engage in the development and distribution of nutritional and dietary oral spray products. On December 3, 2012, we converted from a Limited Liability Company to a Florida Corporation.

NutraLife BioSciences, Inc. (“us”, “we” or the “Company”) was founded to engage in the development, manufacturing and distribution of nutritional and dietary oral spray products. Since then the Company has evolved into a branded and private label developer, manufacturer and distributor of a wide range of nutraceutical, wellness, and CBD products. We are also engaged in the cultivation and processing of industrial hemp in the state of Wisconsin where we were granted licenses to grow and process industrial hemp. Our manufacturing facility in Coconut Creek, Florida has been registered with the Food and Drug Administration and its manufacturing facility has operated in accordance with the Good Manufacturing Processes Standard (GMP) for more than five years. Our products adhere to high manufacturing standards throughout every step of the manufacturing and extraction process. Our products are formulated, developed, manufactured and produced under the supervision of Edgar Ward, our Chief Executive Officer, President and Director. Our CBD products contain a tetrahydrocannabinol concentration (“THC”) that does not exceed 0.3 percent on a dry-weight basis. Once produced our products are tested by our in-house laboratory chemists. Our nutraceutical and industrial CBD products are of the highest-quality and laboratory tested for strength, purity and contaminants such as heavy metals, pesticides, and solvents.

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

Six Months Ended June 30, 2019 and 2018

We had sales of $1,439,236 and $1,808,316 for the six months ended June 30, 2019 and 2018, respectively, or 20 % decrease from the first six months of 2018.

Cost of sales was $790,127 compared to $728,277 for the six months ended June 30, 2019 and 2018, respectively, or an eight point 5 percent (8.5%) increase. This increase is directly related to the reclassification of certain labor expenses from general and administrative costs to production costs. The Company also, significantly increased its production labor force.

Gross margin was $649,109 and $1,080,039 for the six months ended June 30, 2019 and 2018, respectively, or a thirty-nine point nine percent (39.9%) decrease. This is the result of the increase in the components of the cost of goods sold.

General and administrative expenses were $1,816,310 compared to $832,399 for the six months ended June 30, 2019 and 2018, respectively, an increase of one one hundred eighteen point two percent (118.2%). This increase is primarily due to the increase in the Company’s payroll, promotional and additional operating expenses with regard to the Company’s subsidiary, Phytochem, Inc.

Stock based compensation was $273,081 and $983,837 for the six months ended June 30, 2019 and 2018, respectively, or a seventy-two percent (72%) decrease.

Our interest expense was $289,901 compared to $487 for the six months ended June 30, 2019 and 2018, respectively, an increase of $289,414. This increase is the result of recognizing the expense related to the discount on convertible debt that was settled in 2019.

We recorded a net loss of ($1,844,187) compared to ($837,107) for the six months ended June 30, 2019 and 2018, respectively

Three Months Ended June 30, 2019 and 2018

We had sales of $718,437 and $1,085,411 for the three months ended June 30, 2019 and 2018, respectively, or a 33.8% decrease from the first quarter of 2018.

Cost of sales was $158,562 compared to $372,592 for the three months ended June 30, 2019 and 2018, respectively, or a fifty-seven-point four percent (57.4%) decrease. This increase is directly related to the reclassification of certain labor expenses from general and administrative costs to production costs. The Company also significantly increased its production labor force.

Gross margin was $559,875 and $712,819 for the three months ended June 30, 2019 and 2018, respectively, or a twenty-one point five percent (21.5%) decrease. This is the result of the increase of the cost of goods sold and decrease in sales.

General and administrative expenses were $915,143 compared to $413,977 for the three months ended June 30, 2019 and 2018, respectively, an increase of one hundred and twenty-one percent (121%). This increase is primarily due to the increase in the Company’s payroll, advertising and promotion, and expenses incurred in connection with the commencement of operations of one of the Company’s subsidiaries.

Stock based compensation was $112,500 and $471,935 for the three months ended June 30, 2019 and 2018, respectively, or a seventy-six percent (76%) decrease.

We recorded a net loss of ($555,595) compared to ($222,655) for the three months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, proceeds from lending and proceeds from the issuance of stock and notes payable.

As of June 30, 2019, the Company had a cash balance of $650,824.

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

Cash Flow Activities

As of June 30, 2019, the Company had a cash balance of $650,824.

Operating Activities

Our cash increased $230,849 for the six months ended June 30, 2019. Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first six months of 2019, the Company’s operating activities used cash of $1,938,938, compared to the first six months of 2018 which provided cash of $406,680. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Investing Activities

Cash used in investing activities during the first six months of 2019 and 2018 was $1,174,695 and $357,743 respectively. During 2019, cash was used to purchase manufacturing equipment ($78,367) and for the acquisition of intellectual property ($130,000).

Financing Activities

During the six months ended June 30, 2019, we received proceeds of $2,444,482 from the sale of common stock and $1,000,000 from a convertible promissory note with a shareholder. We paid $100,000 on short-term notes payable.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2019, the Company has one finance lease and one operating lease.

Under the new guidance, both finance and operating leases are reflected on the balance sheet as lease or “right-of -use” assets and lease liabilities.

For leases with terms of less than twelve months, or below the Company’s general capitalization policy threshold, the Company's accounting policy is to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

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

The Company initially applied the new leases standard at the adoption date of January 1, 2019 which did not result in a cumulative-effect adjustment, if appropriate, to the opening balance of retained earnings, The Company’s reporting for the comparative periods prior to 2019 in the financial statements are presented in accordance with the previously existing GAAP in effect for 2018 and earlier (ASC Topic 840, Leases).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the six month period ending June 30, 2019 or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On January 4, 2017, Michael Farr converted the amount of $65,000 under a promissory note into 300,000 of our common shares.

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

On July 25, 2018, we entered into an agreement with Breadfruit Tree DBA NFSkin, a Florida corporation whereby we agreed to pay them 15% of their net sales of our product. The 15% is payable in up to 3,000,000 shares of our common stock which the number of shares will be calculated based on a value of $.20 per share. On September 10, 2018, we issued 514,549 of the shares issuable under the agreement.

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

On March 19, 2019, we issued 176,470 common shares to Antonio Morgado for services rendered to us. We valued these shares at $.085 per share or an aggregate of $15,000.

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

On April 9, 2019, we issued 117,647 common shares to Gerald Hersey for services rendered to us. We valued these shares at $.085 per share or an aggregate of $10,000.

On April 16, 2019, we issued 117,647 common shares to Gloria G. Ruiz for services rendered to us. We valued these shares at $.19 per share or an aggregate of $10,000.

On May 15, 2019, we issued 62,500 common shares to Sebastian Zagami for services rendered to us. We valued these shares at $.235 per share or an aggregate of $14,687.

On May 30, 2019, we issued 500,000 common shares to Owen Morgan for services rendered to us. We valued these shares at $.225 per share or an aggregate of $112,500.

On June 7, 2019, we issued 250,000 common shares to Nicholas Ward for services rendered to us. We valued these shares at $.195 per share or an aggregate of $48,750.

On June 7, 2019, we issued 62,500 common shares to Anthony Centorani for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

On June 7, 2019, we issued 62,500 common shares to Robert Patrick Scott for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

On June 7, 2019, we issued 62,500 common shares to Mary Ellen Mahon for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

On June 7, 2019, we issued 62,500 common shares to John Grosi for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

On June 7, 2019, we issued 62,500 common shares to Esco Bell for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

On June 7, 2019, we issued 62,500 common shares to Austin Hunter for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

On June 7, 2019, we issued 62,500 common shares to Cooper Dodd for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

On June 7, 2019, we issued 62,500 common shares to Karina Rodriguez for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

On June 7, 2019, we issued 62,500 common shares to Lisk Rodriguez for services rendered to us We valued these shares at $.195 per share or an aggregate of $12,187.

On June 7, 2019, we issued 434,000 common shares to Sidnak Solutions Inc. for payment of the balance of invoices outstanding. We valued these shares at $.10 per share or an aggregate of $43,400.

On June 18 2019, we issued 500,000 common shares to Brenda Hamilton for providing a pledge as collateral for a loan in the amount of $1,000,000 to us. We valued these shares at $.191 per share or an aggregate of $95,500.

On June 18 2019, we issued 500,000 common shares to Kahn Family Limited PT II as additional consideration for a loan provided to us in the amount of $1,000,000 to us. We valued these shares at $.191 per share or an aggregate of $95,500.

On July 16, 2019, we issued 50,000 common shares to Milena Castaneda for services rendered to us We valued these shares at $.19 per share or an aggregate of $9,500.

On July 16, 2019, we issued 70,203 common shares to Paul R. Hemmes in exchange for services rendered to us. We valued these shares at $.19 or an aggregate of $13,339.

On August 6, 2019, we issued 500,000 common shares to Sidnak Solutions, Inc. for the purchase raw materials. We valued these shares at $.10 per share or an aggregate of $50,000.

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

NutraLife BioSciences, Inc.

Date: August 19, 2019	By:	/s/ Edgar Ward
Edgar Ward President, Chief Executive Officer, Acting Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

