Form 10-Q
period 2019-09-30
NUTRALIFE BIOSCIENCES, INC
filed 2019-11-14
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2019

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

As of November 12, 2019 we had 140,847,294 shares of common stock outstanding.

FINANCIAL STATEMENTS

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$207,259	$419,975
Accounts receivable, net of allowance for doubtful accounts in the amount of $31,000	77,921	43,503
Inventories	713,741	291,040
Prepaid and other current assets	479	115,004
Total current assets	999,400	869,522

Property and equipment, net	2,339,841	925,807

Operating lease right-of-use assets	784,057	-
Intangible assets	714,640	-
Other assets	203,915	35,000

Total Assets	$5,041,853	$1,830,329

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$157,670	$243,503
Accrued expenses	452,656	468,838
Customer deposits	-	84,686
Liability for stock to be issued	265,500	-
Current portion of capital leases	24,000	3,836
Current portion of operating lease liability	214,000	-
Current portion of convertible promissory note payable	742,000	-
Convertible notes, net of unamortized discount of $280,400	-	199,600
Total current liabilities	1,855,826	1,000,463

Liabilities:
Convertible promissory note payable to shareholder, net of unamortized discount of $79,868 and current portion	178,132	-
Operating lease liability, net of current portion	614,410	-
Capital leases, net of current portion	38,705	14,614

Total liabilities	2,687,073	1,015,077

Commitments and contingencies

Stockholders' Equity
Preferred stock; $0.0001 par value, authorized 10,000 shares; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 140,063,383 and 97,315,941 shares issued and outstanding	14,015	9,732
Additional paid-in-capital	39,945,579	35,638,980
Accumulated deficit	(37,604,814)	(34,833,460)
Total stockholders' equity	2,354,780	815,252

Total Liabilities and Stockholders' Equity	$5,041,853	$1,830,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net revenue	$527,392	$1,062,146	$1,966,628	$2,870,462

Cost of goods sold	460,906	775,191	1,251,033	1,503,468

Gross profit	66,486	286,955	715,595	1,366,994

Operating expenses
Noncash compensation	112,676	183,453	385,757	1,167,290
General and administrative	823,570	774,846	2,639,880	1,607,244
Depreciation and amortization	-	10,824	88,124	96,852
Total operating expenses	936,246	969,123	3,113,761	2,871,386

Loss from operations	(869,760)	(682,168)	(2,398,166)	(1,504,392)

Other income (expenses)

Other income (expense)	19,590	8,928	(6,290)	12,537
Induced debt conversion loss		-	-	(18,004)
Loss on stock settlement of accounts payable		-	-
Finance costs	(76,996)	(43,887)	(366,897)	(44,374)
Total other expense	(57,406)	(34,959)	(373,187)	(49,841)
Net loss before income taxes	(927,166)	(717,127)	(2,771,353)	(1,554,233)
Income tax expense	-	-	-	-

Net loss	$(927,166)	$(717,127)	$(2,771,353)	$(1,554,233)

Loss per weighted average common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Number of weighted average shares outstanding - basic and diluted	134,242,843	88,635,101	124,667,664	85,997,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

	Preferred Stock, Number of Shares	Common Stock, Number of Shares	Preferred Stock, Par	Common Stock, Par	APIC	Accumulated Deficit	Total Stockholders Equity

Balance, January 1, 2019	1,000	97,315,941	$-	$9,732	35,638,980	$(34,833,460)	$815,252

Shares issued for cash	-	28,055,061	-	2,806	2,221,674	-	2,224,480
Share issued in connection with purchase of intangible assets	-	1,800,000	-	180	318,960	-	319,140
Shares issued in connection with debt financing	-	100,000	-	10	18,590	-	18,600
Shares issued for services	-	946,281	-	95	160,486	-	160,581
Debt settled throught the issuance of stock	-	-	-	-	380,000	-	380,000
Net loss	-	-	-	-	-	(1,288,593)	(1,288,593)

Balance, March 31, 2019	1,000	128,217,283	$-	$12,823	$38,738,690	$(36,122,053)	$2,629,460

Shares issued for cash	-	2,588,535	-	263	219,741	-	220,004
Shares issued in connection with debt financing	-	1,000,000	-	100	190,900	-	191,000
Shares issued for services	-	1,375,000	-	140	155,754	-	155,894
Shares issued to pay accounts payable	-	434,000	-	44	43,357	-	43,401
Net loss	-	-	-	-	-	(555,595)	(555,595)

Balance, June 30, 2019	1,000	133,614,818	$-	$13,370	$39,348,442	$(36,677,648)	$2,684,164

Shares issued for cash	-	5,529,414	-	553	469,447		470,000
Shares issued for services	-	369,151	-	37	69,245		69,282
Shares issued to settle accounts payable	-	500,000	-	50	49,950		50,000
Shares issued in connection with debt financing	-	50,000	-	5	8,495		8,500
Net loss	-	-	-	-	-	(927,166)	(927,166)

Balance, September 30, 2019	1,000	140,063,383	$-	$14,015	$39,945,579	$(37,604,814)	$2,354,780

	Preferred Stock, Number of Shares	Common Stock, Number of Shares	Preferred Stock, Par	Common Stock, Par	APIC	Accumulated Deficit	Total Stockholders Equity

Balance, January 1, 2018	1,000	81,448,561	$-	$8,144	$33,411,300	$(32,758,920)	$660,524
Shares issued to settle accounts payable		169,159	-	17	49,477	-	49,494
Share issued for services		1,500,000	-	150	390,319	-	390,469
Shares issued to acquire fixed assets		2,000,000	-	200	569,000	-	569,200
Net loss						(614,452)	(614,452)

Balance March 31, 2018	1,000	85,117,720	-	8,511	34,420,096	(33,373,372)	1,055,235

Share issued for services		1,649,300	-	165	340,553	-	340,718
Net loss						(222,655)	(222,655)

Balance June 30, 2018	1,000	86,767,020	$-	$8,676	$34,760,649	$(33,596,027)	$1,173,298

Share issued for services		1,040,049	-	104	194,131	-	194,235
Shares issued for cash		260,000	-	26	43,306	-	43,332
Shares issued for issuance of debt		2,000,000	-	200	190,276	-	190,476
Warrants on convertible debt		-	-	-	114,161	-	114,161
Beneficial conversion feature on convertible debt		-	-	-	18,888	-	18,888
Net loss						(717,127)	(717,127)

Balance September 30, 2018	1,000	90,067,069	$-	$9,006	$35,321,411	$(34,313,154)	$1,017,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

OPERATING ACTIVITIES
Net loss	$(2,771,353)	$(1,554,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,124	96,852
Stock compensation and consulting services	385,757	945,309
Stock issued in connection with finance costs	27,100	-
Amortization of prepaid compensation	-	221,981
Amortization of debt discount	200,532	24,030
Bad Debts	-	84,183
Loss on stock settlement of accounts payable	-	18,004

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(34,418)	(104,720)
(Increase) in inventories	(422,701)	(267,411)
Decrease in prepaid expenses	231,904	372
Increase in accounts payable	7,569	236,387
(Decrease) increase in lease liability	(50,941)	-
(Decrease) increase in accrued expenses	(16,182)	215,497
(Decrease) increase in customer deposits	(84,686)	202,832

Net Cash (Used in) Provided by Operating Activities	(2,439,295)	119,083

INVESTING ACTIVITIES
Acquisition of intellectual property	(130,000)	-
Purchases of property and equipment	(1,457,903)	(505,173)

Net Cash Used in Investing Activities	(1,587,903)	(505,173)

FINANCING ACTIVITIES
Proceeds from shareholder note payable	1,000,000	-
Proceeds from convertible debt	-	380,000
Common shares issued for cash	2,914,482	43,332
Payments on notes payable	(100,000)	-

Net Cash Provided by Financing Activities	3,814,483	423,332

NET CHANGE IN CASH AND CASH
EQUIVALENTS	(212,716)	37,242

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	419,975	172,948

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$207,259	$210,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$487

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Shares issued and issuable for the acquisition of intellectual property	$584,640	$-
Debt converted to equity	$380,000	$-
Property and equipment purchased with debt	$51,194	$19,179
Shares issued for commissions	$-	$106,638
Shares issued for the purchase of property and equipment	$-	$569,200
Shares issued for prepaid services	$-	$54,750
Shares issued to settle accounts payable	$93,402	$49,494
Shares issued in connection with finance costs	$218,100	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC. F/K/A NUTRAFUELS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND CONSOLIDATION

NutraLife BioSciences, Inc. F/K/A NutraFuels, Inc. (“We and the Company”) is a developer, manufacturer and distributor of nutraceutical and CBD sprays, tinctures and related products and is engaged in the cultivation, processing and distribution of hemp in Wisconsin where it holds licenses to grow and cultivate hemp.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Precision Analytic Testing, LLC, NutraDerma Technologies, Inc., PhytoChem Technologies, Inc. and TransDermalRX, Inc. We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents at September 30, 2019 and December 31, 2018. The Company maintains its cash in bank deposit accounts, which may, at times, exceed federally insured limits. The Company had cash balances in excess of FDIC insured limits of $0 and approximately $170,000 at September 30, 2019 and December 31, 2018, respectively.

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

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $31,000 for periods ended September 30, 2019 and December 31, 2018, respectively.

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

Impairment charges would be included with costs and expenses in the Company's condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company's condensed consolidated balance sheets. No adjustments were made to long-lived assets during the period ended September 30, 2019, as a result of management's assessments.

Advertising

Advertising costs are charged to operations as incurred and are included in operating expenses. The amounts charged for the nine-month periods ended September 30, 2019 and 2018 totaled approximately $254,000 and $0, respectively.

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

Tax positions that meet the more‑likely‑than‑not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no amounts accrued for interest or penalties as of September 30, 2019 and December 31, 2018, respectively. The Company is no longer subject to examination by taxing authorities for years before December 31, 2014. The company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

Financial Instruments and Fair Value Measurements

The carrying value of the Company’s current condensed consolidated financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short‑term maturities of these instruments.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2019, the Company has two finance leases and three operating leases.

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

As permitted under ASU 2018-11 the Company elected the optional transition method to adopt the new leases standard. Under this new transition method, the Company initially applied the new leases standard at the adoption date of January 1, 2019 and would have recognized a cumulative-effect adjustment, if appropriate, to the opening balance of retained earnings in the period of adoption. No cumulative-effect adjustment was recognized. The Company’s reporting for the comparative periods prior to 2019 in the financial statements will be presented in accordance with the existing GAAP in effect for 2018 and earlier (ASC Topic 840, Leases).

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

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $2,771,000 for the nine months ended September 30, 2019 and have an accumulated deficit of approximately $37,605,000 at September 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE TO SHAREHOLDER

In March 2019, the Company received proceeds of $200,000 from a shareholder, pursuant to a short-term promissory note payable, bearing interest at an annual rate of 3%, due April 20, 2019. The note and accrued interest were satisfied by subsequently converting to 2,352,941 shares common stock at $0.085 per share.

In June 2019, the Company entered into an Investment Agreement that included a secured convertible 8.5% promissory note payable for $1,000,000 with a shareholder. The note is subject to a security agreement whereby the first four Ennea Processors the Company has committed to commercialize and monetize will be secured as collateral for the note. The payment terms of the note will be interest only payments from July 7th, 2019 through December 7th, 2019 and commencing January 7th, 2020, the Company will make equal monthly installment payments that include principal and interest through the Maturity Date of December 7th 2020.

Included in the Investment Agreement is a royalty agreement whereby the investor received 500,000 shares of the Company’s common stock and will be entitled to a royalty of 8.5% from the revenue generated from the “collateral processors” while the principal is outstanding and 5% thereafter on the first two collateral processors.

In addition to the collateral, the note is secured by a Pledge Agreement from a related-party that included a mortgage lien on certain real property as additional collateral. As compensation for providing the additional collateral, the pledgor will receive 500,000 shares of the Company’s common stock and commencing on December 5th, 2019 monthly payments equal to the interest paid on the note, 8.5% of the revenue generated from the collateral processors while the principal is outstanding and 5% thereafter on the first two machines commercialized or monetized by the company.

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

In March 2019, the Company issued 17,111,528 shares of common stock in exchange for $1,284,480 in cash, or $0.075 per share.

In April 2019, the Company issued 2,588,235 shares of common stock in exchange for $220,000 in cash, or $0.085 per share.

In August 2019, the Company issued 470,588 shares of common stock in exchange for $40,000 in cash, or $0.085 per share.

In September 2019, the Company issued 5,058,826 shares of common stock in exchange for $430,000 in cash, or $0.085 per share.

Stock issued for services:

In January 2019, the Company issued an aggregate of 883,781 shares of common stock valued at $149,956, or $0.17 per share for services.

In February 2019, the Company issued 62,500 shares of common stock valued at $10,625, or $0.17 per share for services.

In May 2019, the Company issued 62,500 shares of common stock valued at $14,687, or $0.235 per share for services.

In June 2019, the Company issued 1,362,800 shares of common stock valued at $138,430, or $0.102 per share for services.

In July 2019, the Company issued 120,203 shares of common stock valued at $21,981, or $0.183 per share for services.

In September 2019, the Company issued 248,948 shares of common stock valued at $47,300, or $0.19 per share for services.

Other

In March 2019, the Company issued 1,800,000 shares of common stock valued at $319,140 in connection with the acquisition of intellectual property.

In March 2019, the Company issued 100,000 shares of common stock valued at $18,600 in connection with a prior debt financing.

Additionally, the Company recorded $380,000 to Additional Paid-in Capital as a result of a settlement of a finance agreement with one of their investors.

In June 2019, the Company issued 1,000,000 shares of common stock valued at $191,000 in connection with a financing transaction with an investor.

In August 2019, the Company issued 500,000 shares of common stock valued at $50,000 in connection with the purchase of materials.

Settlement Agreement

In March 2019, the Company reached an agreement with its third-party lender in connection with their $2,000,000 2018 “Investment Agreement” whereby the Company received only two payments from this lender aggregating $380,000 during 2018. The lender was in default of this agreement and thereby settled by agreeing to fund $1,000,000 for 13,764,705 restricted shares of common stock. Additionally, the lender received a warrant to purchase an additional 10 million common shares at a price of $.20 per share or an aggregate of $2 million under the terms set forth in this agreement. The warrant expires on March 4, 2022. Additionally, the lender had the ability to purchase an additional 7,647,058 common shares at the purchase price of $0.085 per share on an aggregate of $650,000 at any time prior to April 8, 2019. This option was never exercised and therefore expired. In connection with this agreement, the $380,000 previously funded was reclassified to additional paid-in capital.

NOTE 6 - LEASES

In conjunction with the new guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has described the existing leases as operating as further described below:

The Company leases their office and warehouse facilities located in Coconut Creek, Florida under a non-cancelable operating lease agreement that expired February 2019 and is currently occupied on a month-to month basis.

In July and September of 2019, the Company’s wholly-owned subsidiary, Phytochem, entered into two separate lease agreements for office and warehouse space located in Onalaska, Wisconsin, that commence on August 1 and October 1, respectively. Each lease is for six-month terms with four (4) renewal options to extend for six additional months. The Company expects to occupy these facilities for the full term of these leases totaling 30 months, the leases call for annual 3% increases to base rent. The weighted average remaining lease term on these leases is 28 months and the weighted average discount rate used is 10%.

In June 2017, the Company entered into a lease for an additional facility located in Deerfield Beach, Florida under a non-cancelable operating lease. The term of the lease is for 86 months beginning on January 1, 2018 and calls for yearly 3% increases to base rent, with monthly payments that commenced in March 2018.

In the September 30, 2019 condensed consolidated balance sheet, the Company has recorded an aggregate right-of-use asset of approximately $784,000 and a lease liability of $828,000, of which $214,000 is reported as a current liability. The weighted average remaining lease term is 65 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating leases reported as operating lease liability on the condensed consolidated balance sheet as of September 30, 2019:

Undiscounted future minimum lease payments:
2019 (remainder of year)	$52,000
2020	214,000
2021	220,000
2022	186,000
2023	184,000
Thereafter	222,000
Total undiscounted future minimum lease payments	1,078,000
Less: amount representing imputed interest	(253,000)
Operating lease liability	$828,000

A similar description of the lease obligation is disclosed in the Company’s December 31, 2018 Form 10-K.

Lease expense for the operating leases was approximately $214,000 for the nine months ended September 30, 2019.

Capital Leases:

The Company has acquired certain equipment under agreements that are classified as a capital leases. The cost of the equipment under capital lease is included in the balance sheet as property and equipment. As of September 30, 2019, the cost of the capital lease equipment was approximately $91,000 and is not in service as yet, accordingly there has been no amortization expense on this equipment.

Minimum lease payments required by this lease is as follows:

Undiscounted future minimum lease payments:
2019 (remainder of year)	$7,000
2020	20,000
2021	20,000
2022	13,000
Total undiscounted future minimum lease payments	60,000
Less: amount representing interest	(8,800)
Present value of minimum lease payments	$51,200

NOTE 7 - INTANGIBLE ASSETS

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 will be provided one year thereafter. The acquired patent will be amortized over its remaining estimated useful life of approximately 11 years. Amortization was approximately $20,000.

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

NOTE 9 - EQUITY WARRANTS

At September 30, 2019, our warrants outstanding are as follows:

By Exercise Price:	2019
Warrants - $0.20	13,302,941
Warrants - $0.35	5,294,117
Warrants - $0.50	-
Warrants - $0.75	-
Warrants - $1.00	-
18,597,058

2019
Balance December 31, 2018	18,210,402
Warrants issued	10,352,941
Warrants exercised	-
Warrants expired	(9,966,285)
Warrants - $1.00	-
Balance September 30, 2019	18,597,058

In March 2019, the Company issued a warrant to purchase 10 million common shares at a price of $.20 per share or an aggregate of $2 million under the terms set forth in the settlement agreement referred to in Note 5. The warrant expires on March 4, 2022.

In September 2019, the Company issued 352,941 warrants to purchase common shares at a price of $.20 per share that expire in September 2020.

NOTE 10 - SUBSEQUENT EVENTS

In October 2019, the Company received proceeds aggregating $300,000 in connection with multiple short-term convertible promissory notes, due in November and December of 2019. The notes bear interest at 10% for the term of the note. Each noteholder has the right to convert all of the outstanding principal and accrued unpaid interest to the Company’s common stock at a price of $0.10 per share. Additionally, an aggregate of 3,000,000 warrants were issued to the noteholders. The warrants are exercisable at $0.10 per share and expire one year from the date of each respective note and may be extended for an additional year if the underlying stock price at the time of expiration is at or below the exercise price of $0.10 per share.

On October 23, 2019, the Company entered into an agreement with Bushman Family LLC (“Bushman”) with the following terms: (i) Bushman shall transport 40,000 plus pounds of hemp biomass from the Company’s facility in Wisconsin to Bushman’s facility where Bushman will dry, process and bag the hemp biomass, (ii) the Company and Bushman shall each own 20,000 pounds of the hemp biomass, (iii) after processing by Bushman, Bushman will deliver the hemp biomass back to the Company’s facility, (iv) the hemp biomass will be further processed by the Company into crude, (v) after processing by the Company the total market value shall be split evenly between the Company and Bushman, (v) the Company will pay costs of $34,500, and (vi) the Company will receive $80,000 of its costs upon commercialization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited annual Financial Statements included in the Company’s Form 10-K and unaudited interim Financial Statements and related notes included in this Form 10-Q filing, as well as the sections entitled “Risk Factors” in of this filing, as well as other cautionary statements and risks described elsewhere in this filing. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

NutraLife BioSciences, Inc. F/K/A NutraFuels, Inc, a Florida corporation (“us”, “we” or “our”) was formed as a limited liability company in the state of Florida on April 1, 2010, to engage in the development and distribution of nutritional and dietary oral spray products. On December 3, 2012, we converted from a Limited Liability Company to a Florida Corporation. We have four wholly owned subsidiaries:

•	Precision Analytic Testing, LLC, a Florida limited liability company (“PAT”) formed on May 11, 2017,

•	NutraDerma Technologies, Inc., (“NutraDerma”) a Florida corporation formed on January 28, 2019,

•	PhytoChem Technologies, Inc., a Florida corporation (“PhytoChem”) formed on February 4, 2019, and

•	TransDermalRX, Inc., a Florida corporation (“TransDermal”) formed on February 8, 2019.

NutraLife BioSciences, Inc. and its wholly owned subsidiaries are referred to herein as “us”, “we” “our” or the Company.

The Company is engaged in the development, manufacture and distribution of nutraceutical and hemp derived cannabidiol (CBD) sprays, tinctures and related products and the cultivation and processing of industrial hemp. The Company offers seventeen (17) different core formulations which it modifies to meet the specifications of its private label customers. It offers approximately 50 different variations of our core formulations. We have two facilities in South Florida and one facility in Wisconsin. Our primary manufacturing facility has been registered with the Food and Drug Administration and its manufacturing facility has operated in accordance with the Good Manufacturing Processes Standard (GMP) for more than five years. Our products adhere to high manufacturing standards throughout every step of the manufacturing and extraction process. The Company’s products are formulated, developed, manufactured and produced under the supervision of Edgar Ward, our Chief Executive Officer, President and Director. Once produced our products are tested by our in-house laboratory chemists. The Company’s nutraceutical and industrial CBD products are of the highest-quality and laboratory tested for strength, purity and contaminants such as heavy metals, pesticides, and solvents.

In the year ended December 31, 2018 and nine month period ended September 30, 2019, private label sales represented 78% and 67% of our revenue, respectively. Our private label sales represent 21 different brands of products manufactured by us. Sales of our industrial hemp CBD products represented 77%, 78% and 67% of private label sales in the year ended December 31, 2017 and 2018 and nine-month period ended September 30, 2019.

Our private label products were sold primarily to five (5) private-label distributors, 3 Point Ops, NF Skin, Organic by Nature, My Daily Choice, and Oxzgen, which represented 32%, 25%, 17%, 13%, and 4% percent of our sales in the year ended December 31, 2018 and 24%, 14%, 18%, 1% and 11% for the nine month period ended September 30, 2019. During the nine month period ended September 30, 2019, the Company lost three material private label customers of its CBD products due to the customer’s inability to obtain merchant processing which caused a decline of 31% of sales in the period. In June of 2019, the state of Florida legalized the sale of CBD products in the state of Florida following legalization under the Farm Bill, which thereby eliminated some of the uncertainty surrounding the sale of CBD and hemp products in Florida, where the Company has its manufacturing operations.

Recent Highlights:

•	In February of 2019, our wholly owned subsidiary PhytoChem Technologies, Inc. acquired the exclusive rights for approximately $85,000 in cash to commercialize certain technology for the extraction of CBD from hemp in North America, South America and the Caribbean. In May of 2019, the first prototype was completed. In July of 2019, manufacturing of the first commercial unit commenced, and we expect to receive delivery of the first commercial unit before January 2020. To date, we have paid $480,000 for the development and manufacturing of the commercial unit.

•	In March of 2019, we received two licenses from the state of Wisconsin to grow and process industrial hemp. In June of this year, we planted our first crop (the “Crop”) of 20,000 Phytocannabinoid rich (PCR) hemp plants on 10 acres in Wisconsin.

•	In August of 2019, we entered into a lease agreement for our 4,000 square foot Wisconsin facility at 200 Mason Street, Unit 20 Onalaska Wisconsin to store and process the Crop.

•	On October 31, 2019, we successfully completed the harvest of the Crop in Wisconsin which resulted in 97% of the planted 20,000 plants that is now drying and curing hemp flower and biomass.

•

On October 23, 2019 we entered into an agreement with Bushman Family LLC (“Bushman”) whereby Bushman agreed to transport and process the Crop at its facility for shucking and bucking, and further drying. Transportation of the Crop to Bushman’s facility commenced on October 24 where the Crop will be dried, shucked/bucked, and bagged. After which, Bushman will deliver the Crop to our Wisconsin facility where the hemp from the crop will be extracted. Under the terms of the Agreement, the entire volume of the crop will be further processed into crude which will be split evenly between the Company and Bushman. We paid $34,500 of the costs of transportation by Bushman. Upon commercialization, we will be reimbursed $80,000 for plant costs.

Nine Months Ended September 30, 2019 and 2018

We had sales of $1,966,628 and $2,870,462 for the nine months ended September 30, 2019 and 2018, respectively, or 31.5% decrease from the first nine months of 2018. This decrease resulted from several of our wholesale customers having merchant processing issues with their banks related to CBD product sales.

Cost of sales was $1,251,033 compared to $1,503,468 for the nine months ended September 30, 2019 and 2018, respectively, or a sixteen-point eight percent (16.8%) decrease. This decrease is directly related to the decrease in sales.

Gross margin was $715,595 and $1,366,994 for the nine months ended September 30, 2019 and 2018, respectively, or a forty-seven point seven percent (47.7%) decrease. This decrease is directly related to the decrease in sales. Our cost of sales, as a percentage of sales, increased to 63.6% compared to 52.4%. This is a result of certain fixed costs that do not increase nor decrease based upon sales. This reduced our gross margin as a percentage of sales to 36.4% from 47.6%.

General and administrative expenses were $2,639,880 compared to $1,607,244 for the nine months ended September 30, 2019 and 2018, respectively, an increase of sixty-four-point two percent (64.2%). This increase is primarily due to the increase in the Company’s payroll due to expansion in FL and Wisconsin along with promotional and additional operating expenses regarding the Company’s subsidiary.

Stock based compensation was $385,757 and $1,167,290 for the nine months ended September 30, 2019 and 2018, respectively, or a sixty-seven percent (67%) decrease.

Our interest expense was $366,897 compared to $44,374 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $322,523. This increase is the result of recognizing the expense related to the discount on convertible debt that was paid off in 2019.

We recorded a net loss of ($2,771,353) compared to ($1,554,233) for the nine months ended September 30, 2019 and 2018, respectively

Three Months Ended September 30, 2019 and 2018

We had sales of $527,392 and $1,062,146 for the three months ended September 30, 2019 and 2018, respectively, or a fifty point three (50.3%) decrease from the comparable quarter of 2018. This decrease resulted from several of our wholesale customers having merchant processing issues with their banks related to CBD product sales.

Cost of sales was $460,906 compared to $775,191 for the three months ended September 30, 2019 and 2018, respectively, or a forty-point five (40.5%) decrease. This decrease is directly related to the decrease in sales from the comparable quarter of the prior year.

Gross margin was $66,486 and $286,955 for the three months ended September 30, 2019 and 2018, respectively, or a seventy-six-point eight percent (76.8%) decrease. This is the result of the increase of the cost of goods sold and decrease in sales. This decrease is directly related to the decrease in sales. Our cost of sales, as a percentage of sales, increased to 87.4% compared to 73.0%. This is a result of certain fixed costs that do not increase nor decrease based upon sales. This reduced our gross margin as a percentage of sales to 12.6% from 27.0%.

General and administrative expenses were $823,570 compared to $774,846 for the three months ended September 30, 2019 and 2018, respectively, an increase of six-point three percent (6.3%). This increase is primarily due to the increase in the Company’s payroll and expansion of operations in Wisconsin along with advertising and promotion, and expenses incurred in connection with the commencement of operations of one of the Company’s subsidiaries.

Stock based compensation was $112,676 and $183,453 for the three months ended September 30, 2019 and 2018, respectively, or a thirty-eight-point six percent (38.6%) decrease.

We recorded a net loss of ($927,166) compared to ($717,127) for the three months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, proceeds from borrowings and proceeds from the issuance of stock.

Failure to successfully continue to grow operational revenues could harm our profitability and adversely affect our financial condition and results of operations. We face all of the risks inherent in a young business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing new sales channels.

We are continuing our plan to further grow and expand operations and seek sources of capital to pay our contractual obligations as they come due. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Flow Activities

As of September 30, 2019, the Company had a cash balance of $207,259.

Operating Activities

Our cash decreased ($212,716) for the nine months ended September 30, 2019. Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first nine months of 2019, the Company’s operating activities used cash of $2,439,295 compared to the first nine months of 2018 which provided cash of $119,083. This decrease resulted from several of our wholesale customers having merchant processing issues with their banks related to CBD product sales which reduced our sales 31.5%. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Investing Activities

Cash used in investing activities during the first nine months of 2019 and 2018 was $1,587,903 and $505,173 respectively. During 2019, cash was used to purchase manufacturing equipment and for the acquisition of intellectual property.

Financing Activities

During the nine months ended September 30, 2019, we received proceeds of $2,914,482 from the sale of common stock and $1,000,000 from the issuance of promissory note with a shareholder. We paid $100,000 on short-term notes payable. For the nine months ended September 30, 2018, we received proceeds of $43,332 from the sale of common stock and $380,000 from the issuance of a convertible note.

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

Leases

Effective January 1, 2019, the Company adopted the requirements of FASB ASU 2016-02, Leases (Topic 842) which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. Leases are classified as a finance lease, formerly called a capital lease, if any of the following criteria are met:

•	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.

•	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

•	The lease term is for the major part of the remaining economic life of the underlying asset.

•	The present value of the sum of lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.

•	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2019, the Company has one finance lease and one operating lease.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the nine month period ending September 30th , 2019 or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On July 31, 2018, we entered into an agreement as amended March 10, 2019, with New Leaf Assets, LLC, a Delaware limited liability company, wherein NewLeaf invested the sums of $250,000, $130,000 and $1,000,000 in our securities on July 31, 2018, August 31, 2018 and March 15, 2019, respectively. On July 31, 2018, NewLeaf was granted 2,000,000 shares on the Company’s common stock and warrants to purchase 625,000 shares of the Company’s common stock at the price of $.20 per share at any time for a period of three (3) years. On August 31, 2018 NewLeaf received warrants to purchase 325,000 shares of the Company’s common stock at the price of $.20 per share at any time for a period of three (3) years. On March 15, 2019, NewLeaf was issued 13,764,705 common shares, granted warrants to purchase an additional 10 million common shares at the price of $.20 per share at any time until March 4, 2022 and an option to purchase an aggregate of 7,647,058 common shares at the aggregate price of $650,000 at any time prior to April 8, 2019. As a result, NewLeaf holds an aggregate of 15,764,705 of the Company’s common shares at an average price of $.0726 per share, warrants to purchase an additional 10,950,000 common shares and an option to purchase an additional 7,647,058 common shares for an aggregate price of $650,000 at any time prior to April 8, 2019.

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

On April 1, 2019, we issued 21,882 common shares to Paul R. Hemmes for services rendered to us. We valued these shares at $.186 per share or an aggregate of $4,070.

On April 2, 2019, we issued 2,389,470 common shares to Kahn Family Limited PT II in exchange for the aggregate principal and interest of $203,104 outstanding under a promissory note. We valued these shares at $.085 per share.

On April 2, 2019, we issued 200,000 common shares to Carmen Cortes for a price of $.085 per share or an aggregate of $17,000.

On April 9, 2019, we issued 117,647 common shares to Gerald Hersey for services rendered to us. We valued these shares at $.085 per share or an aggregate of $25,352.

On April 16, 2019, we issued 117,647 common shares to Gloria G. Ruiz for services rendered to us. We valued these shares at $.19 per share or an aggregate of $25,352.

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

On June 7, 2019, we issued 62,500 common shares to Lisk Rodriguez for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

On June 7, 2019, we issued 434,000 common shares to Sidnak Solutions Inc. for payment of the balance of invoices outstanding. We valued these shares at $.10 per share or an aggregate of $43,400.

On June 18, 2019, we issued 500,000 common shares to Brenda Hamilton for providing a pledge as collateral for a loan in the amount of $1,000,000 to us. We valued these shares at $.191 per share or an aggregate of $95,500.

On June 18, 2019, we issued 500,000 common shares to Kahn Family Limited PT II as additional consideration for a loan provided to us in the amount of $1,000,000. We valued these shares at $.191 per share or an aggregate of $95,500.

On July 16, 2019, we issued 50,000 common shares to Milena Castaneda for services rendered to us. We valued these shares at $.19 per share or an aggregate of $9,500.

On July 16, 2019, we issued 70,203 common shares to Paul R. Hemmes in exchange for services rendered to us. We valued these shares at $.19 per share or an aggregate of $13,339.

On August 6, 2019, we issued 500,000 common shares to Sidnak Solutions, Inc. for the purchase raw materials. We valued these shares at $.188 per share or an aggregate of $94,000.

On August 28, 2019, we issued 470,588 shares of common shares to Barbara Ludwig for a price of $.085 per share or an aggregate of $40,000.

On September 6, 2019, we issued 248,948 shares of our common stock to Hamilton & Associates Law Group, P.A. for services rendered which we valued these shares at $.19 per share or an aggregate of $47,300.

On September 12, 2019, we issued 588,235 shares of our common stock to Gregory Ross for a price of $.085 per share or an aggregate of $50,000.

On September 13, 2019, we issued 588,240 shares of our common stock to Eileen Miller for a price of $.085 per share or an aggregate of $50,000.

On September 24, 2019, we issued 1,764,705 shares of our common stock to Randall Oostra for a price of $.085 per share or an aggregate of $150,000.

On September 23, 2019, we issued 1,764,705 shares of our common stock to Simon Guo for a price of $.085 per share or an aggregate of $150,000.

On September 27, 2019, we issued 352,941 shares of our common stock to Rudolph Mass for a price of $.085 per share or an aggregate of $30,000.

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

______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NutraLife BioSciences, Inc.

Date: November 13, 2019	By:	/s/ Edgar Ward
Edgar Ward President, Chief Executive Officer, Acting Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

