Form 10-Q
period 2020-03-31
NUTRALIFE BIOSCIENCES, INC
filed 2021-04-12
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-55144

NUTRALIFE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Florida	46-1482900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6601 Lyons Road, Suite L-6, Coconut Creek, FL	33073
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 888-509-8901

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as of April 12, 2021, was 160,740,200 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we,” “our,” “us” and the “Company” refer to NutraLife BioSciences, Inc., a Florida corporation, and its subsidiaries unless the context requires otherwise.

Item 1. Financial Statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$24,508	$14,828
Accounts receivable, net of allowance for doubtful accounts in the amount of $5,919 and $1,500	40,711	11,799
Inventories	522,421	490,173
Prepaid and other current assets	56,492	87,627
Total current assets	644,132	604,427

Property and equipment, net	2,360,854	2,376,647

Operating lease right-of-use assets	880,950	794,531
Intangible assets	638,844	655,086
Other assets	35,000	35,000

Total Assets	$4,559,780	$4,465,691

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$196,216	$172,987
Accrued expenses	478,590	413,194
Customer deposits	-	9,350
Liability for stock to be issued	265,500	265,500
Current portion of finance leases	19,000	20,000
Current portion of operating lease liability	212,100	141,674
Convertible notes, related parties, net of unamortized discount of $195,934 and $290,961	1,604,066	1,164,039
Total current liabilities	2,775,472	2,186,744

Liabilities:
Operating lease liability, net of current portion	669,050	653,057
Finance leases, net of current portion	32,950	36,773

Total liabilities	3,477,472	2,876,574

Stockholders’ Equity

Preferred stock; $0.0001 par value, authorized 10,000 shares; no shares issued and outstanding	1	1
Common stock; $0.0001 par value, 499,990,000 authorized shares; 146,234,873 and 140,976,183 shares issued and outstanding	14,618	14,092
Additional paid-in-capital	40,928,382	40,415,885
Accumulated deficit	(39,860,693)	(38,840,861)
Total stockholders’ equity	1,082,308	1,589,117

Total Liabilities and Stockholders’ Equity	$4,559,780	$4,465,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Month Ended
	March 31, 2020	March 31, 2019

Net revenue	$192,048	$720,799

Cost of goods sold	267,463	631,565

Gross profit (loss)	(75,415)	89,234

Operating expenses
Stock-based compensation	47,023	160,581
General and administrative	351,880	901,167
Depreciation and amortization	32,034	21,792
Total operating expenses	430,937	1,083,540

Loss from operations	(506,352)	(994,306)

Other income (expenses)

Other Income (expense)	2,014	(4,385)
Finance costs (including related parties of $512,355)	(515,494)	(289,901)
Total other expense	(513,480)	(294,286)
Net loss before income taxes	(1,019,832)	(1,288,592)
Income tax expense	-	-

Net loss	$(1,019,832)	$(1,288,592)

Loss per weighted average common share - basic and diluted	$(0.01)	$(0.01)

Number of weighted average shares outstanding - basic and diluted	144,189,183	108,264,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock, Number of Shares	Par Amount Preferred	Common Stock, Number of Shares	Common Stock, Par	APIC	Accumulated Deficit	Total Stockholders Equity

Balance, January 1, 2020	1,000	$1	140,976,183	$14,092	40,415,885	$(38,840,861)	$1,589,117

Shares issued for cash	-	-	1,538,461	154	99,846	-	100,000
Shares issued in connection with debt financing	-	-	3,250,000	325	313,775	-	314,100
Shares issued for services	-	-	470,229	47	46,976	-	47,023
Beneficial conversion feature					51,900		51,900
Net loss	-	-	-	-	-	(1,019,832)	(1,019,832)

Balance, March 31, 2020	1,000	$1	146,234,873	$14,618	$40,928,382	$(39,860,693)	$1,082,308

Balance, January 1, 2019	1,000	1	97,315,941	$9,732	$35,638,979	$(34,833,458)	$815,253
Shares issued for cash	-	-	28,055,061	2,806	2,221,674	$-	2,224,480
Share issued in connection with purchase of intangible assets	-	-	1,800,000	180	318,960	-	319,140
Shares issued in connection with debt financing	-	-	100,000	10	18,590	-	18,600
Shares issued for services	-	-	946,281	95	160,486	-	160,581
Debt settled through the issuance of stock	-	-	-	-	380,000	-	380,000
Net loss	-	-	-	-	-	(1,288,592)	(1,288,592)

Balance March 31, 2019	1,000	$1	128,217,283	$12,823	$38,738,689	$(36,122,050)	$2,629,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES
Net loss	$(1,019,832)	$(1,288,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,793	16,392
Stock-based compensation	47,023	160,581
Stock issued in connection with finance costs	-	18,600
Amortization of debt discount	461,027	280,400
Amortization of right of use asset	47,945	-
Amortization of intangible asset	16,242	5,400
Bad debts	4,419	-

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(33,331)	(71,979)
(Increase) in inventories	(32,248)	(81,588)
Decrease (increase) in prepaid expenses	31,135	(16,594)
(Decrease) increase in accounts payable	23,229	(88,480)
(Decrease) increase in accrued expenses	65,396	(142,104)
(Decrease) in customer deposits	(9,350)	(162)
(Decrease) in operating lease liabilities	(47,945)	-

Net Cash Used in Operating Activities	(430,497)	(1,208,126)

INVESTING ACTIVITIES
Acquisition of intellectual property	-	(130,000)
Purchases of property and equipment	-	(729,507)

Net Cash Used in Investing Activities	-	(859,507)

FINANCING ACTIVITIES
Proceeds from debt issuances	345,000	200,000
Common shares issued for cash	100,000	2,224,480
Payments on finance leases	(4,823)	(100,000)

Net Cash Provided by Financing Activities	440,177	2,324,480

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,680	256,847

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,828	419,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,508	$676,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-

Shares issued and issuable for the acquisition of intellectual property	$-	$584,640
Debt converted to equity	$-	$380,000
Shares issued for the issuance of debt	$314,100	$-
Beneficial conversion feature	$51,900	$-
Right of use asset additions under ASC 842	$134,364	$781,030
Operating lease liabilities under ASC 842	$134,364	$795,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC. F/K/A NUTRAFUELS, INC

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND CONSOLIDATION

NutraLife BioSciences, Inc. F/K/A NutraFuels, Inc. (“We” or the “Company”) is the producer and distributor of nutritional supplements that uses micro molecular formulae and a utilization of an oral spray to provide faster and more efficient absorption. Our products are sold to private label distributers who sell the products we manufacture under their own brand name as well as under our own brand name.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, from which the accompanying condensed consolidated balance sheet dated December 31, 2019 was derived.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Precision Analytic Testing, LLC, NutraDerma Technologies, Inc., PhytoChem Technologies, Inc., and TransDermalRX, Inc. We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15th, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard using a modified retrospective approach effective January 1, 2021. The Company is currently evaluation the effects of adoption on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Reclassifications occurred to certain prior period amounts in order to conform to the current presentation. The reclassifications have no effect on the reported net loss.

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

Cash and Equivalents

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company did not have cash balances in excess of FDIC insured limits at March 31, 2020 and December 31, 2019.

Inventories

Inventories are stated at lower of cost or net realizable value utilizing the weighted average method of valuation and consist of raw materials and finished goods. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Inventory consists of the following:

	March 31, 2020	December 31 2019
Raw Materials	$304,224	$206,238
Finished Goods	218,197	283,935
	$522,421	$490,173

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $5,900 and $1,500 for periods ended March 31, 2020 and December 31, 2019, respectively.

Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, seven and twelve years, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred. Leasehold improvements are amortized over their estimated useful lives or the remaining term of the lease, whichever is shorter. Financed assets of $110,372 are included in property and equipment, net as of March 31, 2020 and December 31, 2019.

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the three month periods ended March 31, 2020.

Revenue Recognition

The Company accounts for revenue under the guidance of FASB ASC 606, “Revenue from Contracts from Customers” (“ASC 606”).

ASC 606 prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company generates revenues from the sale of products. The product is invoiced, and the revenue is recognized upon shipment or once transfer of risk has passed to the customer, which is the point at which the Company has satisfied its performance obligation.

Payments received in advance from customers are recorded as customer deposits until earned, at which time revenue is recognized.

We recognize certain revenues under bill and hold arrangements with certain customers when the Company has fulfilled all of its performance obligations, the units are segregated for the specific customer only, and the goods are ready for physical transfer to the customer in accordance with their defined contract delivery schedule. For any requested bill and hold arrangement, we make an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition. The customer must initiate the request for the bill and hold arrangement. The customer must make a fixed commitment to purchase he items. The risk of ownership is passed to the customer, and payment terms are not modified.

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the three months ended March 31, 2020 and 2019.

Income Taxes

The company recorded no income tax expense for the three months ended March 31, 2020 and 2019 because the estimated annual effective tax rate was zero. As of March 31, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. The following warrants and convertible notes were three months ended on the net loss per share.

	March 31, 2020	March 31, 2019
	(Shares)	(Shares)
Warrants	21,819,858	20,994,117
Convertible notes payable, and accrued interest	7,521,897	-
	29,341,755	20,994,117

Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Leases

On January 1, 2019, the Company adopted FASB ASU 2016-02, “Leases” (ASC 842) and other associated standards, which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. ASC 842 requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about certain leasing arrangements. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the initial date of application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, “Leases”, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases (formerly called capital leases). The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in the Company’s results of operations presented in the consolidated statement of operations for each period presented.

Leases are classified as a finance lease if any of the following criteria are met:

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2020, the Company has two finance leases and four operating leases.

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

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain to be exercised. Certain leases contain non-lease components, such as common area maintenance, which are generally accounted for separately. In general, the Company will assess if non-lease components are fixed and determinable, or variable, when determining if the component should be included in the lease liability. For purposes of calculating the present value of the lease obligations, the Company utilizes the implicit interest rate within the lease agreement when known and/or determinable, and otherwise utilizes its incremental borrowing rate at the time of the lease agreement. The related right-of-use asset is initially measured at cost, which primarily comprises of the initial amount of the lease liability.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

Intangible Asset

Intangible asset represents the value assigned to intellectual property and is amortized based on the economic benefit expected to be realized.

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1,020,000 for the three months ended March 31, 2020, and have an accumulated deficit of approximately $39,900,000 at March 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern.

In December 2019, a novel strain of coronavirus was reported to have surfaced in China. The spread of this virus caused various business disruptions including temporary closures to the Company’s offices and facilities. While these disruptions are currently expected to be temporary, there is considerable uncertainty around the duration. Therefore, the Company expects this matter to negatively impact its operating results. The related financial impact and duration cannot be reasonably estimated at this time.

The Company is currently in the process of raising capital to complete and finalize the build-out of its facility in Deerfield Beach for the purpose of consolidating its operations. The structure of the capital raise is currently in development. The Company is continuing its path to profitability through increased business development, marketing and sales of the Company’s multiple lines of topical, ingestible and skincare health and wellness products. The Company is also focused on completing an efficacy clinical study on its patented mosquito bug patch with plans upon a successful conclusion to launch globally in the very near future, adding to the Company’s suite of wellness products.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at March 31, 2020 and December 31,2019 is as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
Furniture and equipment	$1,959,694	$1,959,694
Leasehold improvements	840,728	840,728
Property and equipment, at cost	2,800,422	2,800,422
Less: accumulated depreciation	(439,568)	(423,775)
	$2,360,854	$2,376,647

Depreciation expense for the three months ended March 31, 2020 and 2019 totaled $15,793 and $16,392, respectively.

NOTE 5 – INTANGIBLE ASSET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. These shares have not been issued and the Company is in negotiations with the seller to extend the issuance of the shares. The acquired patent is amortized over its remaining estimated useful life of approximately 11 years. Amortization for the three months ended March 31, 2020 and 2019 totaled approximately $16,200 and $5,400. The estimated annual amortization expense for the next five years and thereafter is as follows:

2020 (remainder of year)	$48,758
2021	65,000
2022	65,000
2023	65,000
2024	65,000
Thereafter	330,086
$638,844

NOTE 6 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
Officer – Bonus	$325,000	$300,000
Accrued Expenses - Other	4,828	9,561
Accrued Interest	80,891	42,059
Other Current Liabilities	67,871	61,574
	$478,590	$413,194

NOTE 7 – NOTES PAYABLE

During the quarter ended March 31, 2020, the Company received proceeds aggregating $345,000 in connection with multiple short-term promissory notes with due dates ranging from February to June 2020. The notes bear interest at 0% to 12% for the terms of the notes. Each noteholder has the right to convert all the outstanding principal and accrued unpaid interest to the Company’s common stock at a price ranging from $.085 to $.10 per share. Additionally, an aggregate of 3,250,000 shares were issued to the noteholders as additional consideration.

The common stock issued to the noteholders are treated as debt discounts. The gross proceeds of the notes were allocated to debt and common shares issued on a relative far value basis. The notes also included a beneficial conversion feature (BCF).

The debt discounts associated with the BCF and common stock issuances are amortized through the earlier of the conversion of the notes into common stock, or the maturity date of the notes, on a straight-line basis which approximates the effective interest method due to the short-term nature of the notes. Amortization of the debt discount is reported as finance costs in the Statement of Operations.

The Company allocated $314,100 of the gross proceeds of the convertible notes to the stock issuances on a relative fair value basis, which has been recorded as a debt discount. Total amortization associated with stock issuances debt discount was $345,737 for the three months ended March 31, 2020.

Because the effective conversion prices of these notes were less than the fair value of the underlying common stock on the issuance date, the Company allocated $51,900, the intrinsic value of that beneficial conversion feature, to additional paid-in capital.

Total amortization associated with the beneficial conversion feature debt discount was $91,281 for the three months ended March 31, 2020.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2020, the Company issued 1,538,461 shares of common stock for $.065 per share, for an aggregate of $100,000.

During the quarter ended March 31, 2020, the Company issued 470,229 shares of common stock for services aggregating $47,023, valued using the trading price on the date of issuance.

The Company recorded $51,900 to additional paid-in capital resulting from the beneficial conversion feature.

Series A Preferred Stock

The Company has 10,000 shares of Preferred Stock authorized. 1,000 shares have been designated as Series A Preferred Stock and is not entitled to dividends or liquidation preferences. Each share has voting rights equal to 500,000 shares of the Company’s common stock. In 2012, Edgar Ward, the Company’s President, CEO, and director, was granted 1,000 shares of Series A voting stock for $1,000.

Series B Preferred Stock

In September, 2020, the Company authorized 110 shares of Series B Convertible Preferred Stock. A Series B Holder will have the right from time to time, and at any time following January 1, 2021, to convert each outstanding share of Series B stock into shares of common stock at a rate of 149,567 shares of common stock for each share of Series B Preferred Stock.

Each share of Series B Preferred Stock shall have a number of votes equal to the number of conversion shares which would be issuable as of the date of such vote. The Series B Preferred Stock does not have any liquidation preference.

Subsequent issuances:

In April through December 2020, the Company issued an additional 384,615 shares for $.065 per share.

In November 2020, the Company issued 12,500,000 shares of common stock in exchange for 250 shares of Series X Convertible Preferred Stock of Lord Global Corporation in connection with a Stock Purchase Agreement.

In September 2020, the Company issued 20 shares of Series B Convertible Preferred Stock to three consultants as part of their compensation arrangements.

NOTE 9 – LEASES

In conjunction with the new guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has described the existing leases as operating as further described below:

The Company leases their office and warehouse facilities located in in Coconut Creek, Florida under a non-cancelable operating lease agreement that expires in February 2022.

In June 2017, the Company entered into a lease for an additional facility located in Deerfield Beach, Florida under a non-cancelable operating lease. The term of the lease is for 86 months beginning on January 1, 2018 and calls for yearly 3% increases to base rent, with monthly payments that commenced in March 2018.

In July and September of 2019, the Company’s wholly owned subsidiary, Phytochem, entered into two separate lease agreements for office and warehouse space located in Onalaska, Wisconsin, that commenced on August 1 and October 1, respectively. Each lease is for six-month terms with four (4) renewal options to extend for six additional months. The Company expects to occupy these facilities for the full term of these leases totaling 30 months and the leases call for annual 3% increases to base rent.

In the March 31, 2020 condensed consolidated balance sheet, the Company has recorded right-of-use assets of approximately $881,000 and a lease liability of $881,000, of which $212,000 is reported as a current liability. The weighted average remaining lease term is 51 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of March 31, 2020:

Undiscounted future minimum lease payments:
2020 (remainder of year)	$231,883
2021	283,200
2022	199,000
2023	189,400
2024	195,100
Total undiscounted future minimum lease payments	1,098,583
Less: amount representing imputed interest	(217,433)
Operating lease liability	$881,150

Supplemental cash flow information related to leases is as follows, for the three months ended March 31,

	March 31, 2020	March 31 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$63,139	$221,331

Lease expense for the operating leases was approximately $63,140 and $80,315 for the quarters ended March 31, 2020 and 2019, respectively.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was approximately $110,000 as of March 31, 2020 and December 31, 2019, and is not yet in service, accordingly there has been no depreciation expense on this equipment.

Minimum lease payments required by these finance leases are as follows:

Undiscounted future minimum lease payments:

2020 (remainder of year)	$17,900
2021	24,000
2022	17,000
2023	2,100
Total undiscounted future minimum lease payments	61,000
Less: amount representing interest	(9,100)
Less: current portion	(19,000)
Present value of minimum lease payments, net of current portion	$32,900

NOTE 10-COMMITMENTS AND CONTINGENCIES

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

As of March 31, 2020, the Company is not aware of any asserted claims.

NOTE 11-SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and began to spread around the world in early 2020. In reaction to decreased supply of and increased demand for sanitizer products, the Company shifted its manufacturing to produce sanitizer products. The Company’s other business operations have been impacted negatively by COVID-19 to continue to negatively impact its operating results and its ability to obtain financing.

From April through December 2020, the Company issued warrants totaling 5,540,740 in exchange for cash proceeds of $125,000. The exercise prices range from $0.08 - $0.10 and expire 2 – 3 years after issuance.

In January 2021, the Company issued 15,000,000 warrants to its Chief Executive Officer, President and sole Director as compensation. The warrants price of $0.1025 and expire 3 years after issuance.

During January and February 2021, the Company issued warrants totaling 5,600,000 as additional consideration for proceeds from notes. The warrants have an exercise price of $0.08 and expire 3 years after issuance.

Litigation:

In 2020, a claim has been filed against the Company by its former attorney. The claim involves allegations that fees approximating $150,000 charged for the calendar year 2019 were unpaid. The Company is vigorously contesting these claims and the outcome cannot be determined at this time.

In 2020, a claim was filed against the Company for a breach of confidentiality imposed by a non-disclosure agreement signed by both the Company and plaintiff. The claim was dismissed in February 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended March 31, 2020 and 2019, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Three Months Ended March 31, 2020 and 2019

We had sales of $192,048 and $720,799 for the three months ended March 31, 2020 and 2019, respectively, or 73 % decrease from the first quarter of 2019.

Cost of sales was $267,463 compared to $631,565 for the three months ended March 31, 2020 and 2019, respectively, or 57.7% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also, significantly increased its production labor force.

Gross margin was $(75,415) and $89,234 for the three months ended March 31, 2020 and 2019, respectively. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $351,880 compared to $901,167 for the three months ended March 31, 2020 and 2019, respectively, a decrease of 66%. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $47,023 and $160,581 for the three months ended March 31, 2020 and 2019, respectively, or a 70% decrease.

Our finance costs were $515,494 compared to $289,901 for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately $226,000. This increase is the result of the recognizing the expense related to the discount on convertible debt.

We recorded a net loss of ($1,019,832) compared to ($1,288,592) for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, proceeds from lending and proceeds from the issuance of stock.

As of March 31, 2020, the Company had a cash balance of $24,508.

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

Cash Flow Activities

As of March 31, 2020, the Company had a cash balance of $24,508.

Operating Activities

Our cash decreased $430,497 for the three months ended March 31, 2020. Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2020, the Company’s operating activities used cash of $430,497, compared to the first quarter of 2019 which used cash of $1,208,126. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Investing Activities

Cash used in investing activities during the first three months of 2020 and 2019 was $0 and $859,507, respectively. During 2019, cash was used to purchase manufacturing equipment and for the acquisition of intellectual property.

Financing Activities

During the three months ended March 31, 2020, we received proceeds of $100,000 from the sale of common stock and $345,000 from the issuance of debt.

Critical Accounting Policies and Estimates

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 2 of Notes to the Condensed Consolidated Financial Statements.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Litigations applicable to the Company are discussed as follows.

Hamilton v. the Company: Hamilton & Associates Law Group, P.A. v. Nutralife Biosciences, Inc. f/k/a Nutrafuels, Inc., Case No. 50-2020-CA-008435, was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida on August 9, 2020. In the suit, Hamilton & Associates Law Group, P.A. sets forth purported claims for breach of contract, and in the alternative, account stated, open account, unjust enrichment, and quantum meruit. Plaintiff requests a judgment for damages in the principal sum of $150,004.85, plus an award of attorneys’ fees and costs pursuant to a legal services agreement dated January 7, 2019, as well as pre-judgment interest and post-judgment interest. The Hamilton matter filed directly against the Company initially included a claim against Edgar Ward, but the individual claim has been dropped. The prior engagement agreement between the Hamilton law firm and the Company (for 2018) was in the nature of a flat fee engagement, in which shares were provided in lieu of cash payments. The Company maintains that the change in the engagement of the law firm (from 2018 to 2019) in terms of the nature of payment was not disclosed or explained adequately, and the Company was unaware of any claim that sums remained unpaid, as all fees were understood to be paid as a result of the shares of stock provided. The claim was filed on August 9, 2020, and is not set for trial, and only documentary discovery has been conducted to date.

Native American Partners v. the Company: Native American Partners LLC, including NAVF Holdings and NAVF-Pharma, subsidiary companies, and Best Darn Brands, LLC, and its subsidiaries v. Nutralife Biosciences Inc., Case No. CACE-20-009352, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. This action was filed on June 5, 2020, against both the Company and Edgar Ward. However, the claim against Mr. Ward was later dropped. The claim asserted that the Company failed to comply with the confidentiality imposed by a non-disclosure agreement signed by plaintiff and defendant. Plaintiff claims that defendant proceeded with the development of a hand sanitizer product that was first revealed to defendant by the plaintiff, however, defendant asserted that the product produced was different (gel vs. spray) and that defendant had contemplated developing the product (the Covid 19 pandemic was already underway) well in advance of the signing of the NDA. In the Amended Complaint filed on July 9, 2020, plaintiffs demanded injunctive relief and damages for conversion, fraudulent misrepresentation, fraud in the inducement, equitable accounting, unjust enrichment, quantum meruit, breach of contract, and negligent misrepresentation. We obtained a dismissal of this Amended Complaint on February 8, 2021, based on the arbitration provision included in the written contract at issue between the parties. At this time, the plaintiffs have not filed another court action that we are aware of. We are also not yet aware of any arbitration initiated by the plaintiff.

Ortiz v. the Company: Jose Ortiz v. Nutralife Biosciences, Inc. f/k/a Nutrafuels, Inc., Case No. CACE-29-017957, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, on October 28, 2020. In this matter, Mr. Ortiz is seeking a judgment for damages, attorneys’ fees, and other costs relating to defendant’s purported breach of an employment agreement dated March 18, 2015. We do not believe that this claim is valued at greater than $5,000. Ortiz’ claim was filed on October 28, 2020, asserting improper discharge from employment, and failure to pay wages and benefits, however, we believe (and have filed summary judgment asserting) that the claim was filed too late, in contravention of the applicable statute of limitations.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the quarter ended March 31, 2020, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act for the offer and sale of the securities.

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

On January 14, 2020, we issued 1,000,000 shares of our common stock for a price of $0.10 per share or aggregate of $100,000 as part of a promissory note agreement.

On February 20, 2020, we issued 500,000 shares of our common stock for a price of $0.09 per share or aggregate of $45,000 as part of a promissory note agreement.

On March 13, 2020, we issued 1,538,461 shares of our common stock for a price of $.065 per share or an aggregate of $100,000.

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on a June 6, 2019, note as amended on November 13, 2019 (the “Amended Note”) in the principal amount of $1,000,000. The Company has not made the principal and interest payments on the Amended Note as of the date of this Quarterly Report. Accordingly, the Company is currently in default on these secured debt obligations. The Company now believes that it may have defenses to the enforcement of the transaction documents (the “Transaction Documents”) pursuant to which the Amended Note was issued, as written, however this may not be the case. Additionally, the purchaser of the Amended Note has not indicated to the Company that it will seek to enforce its rights under the Transaction Documents or that it will proceed against the “Collateral,” as such term is defined in the Transaction Documents. However, if the purchaser does seek to proceed against the Collateral, the Company’s financial condition will be negatively affected and we may have to curtail our cease our operations altogether.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit 3.1	Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.3	Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.4	Certificate of Designation of Series A Preferred Shares (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.5	Bylaws of Nutrafuels, Inc (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.6	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A of the Company’s Definitive Schedule 14C filed with the SEC on February 15, 2019).
Exhibit 3.7	Articles of Amendment (Certificate of Designations for Series B Preferred Stock) filed September 30, 2020 with the Florida Department of State. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutraLife BioSciences, Inc.

Dated: April 12, 2021	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	April 12, 2021
Edgar Ward	(principal executive officer and principal financials and accounting officer)

