Form 10-Q
period 2020-06-30
NUTRALIFE BIOSCIENCES, INC
filed 2021-04-22
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of April 22, 2021, was 160,740,200 shares.

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

Item 1. Financial Statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$41,174	$14,828
Accounts receivable, net of allowance for doubtful accounts in the amount of $5,919 and $1,500	13,055	11,799
Inventories	724,906	490,173
Prepaid and other current assets	39,657	87,627
Total current assets	818,792	604,427

Property and equipment, net	2,343,394	2,376,647

Operating lease right-of-use assets	808,721	794,531
Intangible asset	622,602	655,086
Other assets	35,000	35,000

Total Assets	$4,628,509	$4,465,691

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$191,733	$172,987
Accrued expenses	584,583	413,194
Customer deposits	-	9,350
Liability for stock to be issued	265,500	265,500
Current portion of notes payable - SBA	70,000	-
Current portion of finance leases	24,000	20,000
Current portion of operating lease liability	202,000	141,674
Convertible notes, related parties, net of unamortized discount of $113,623 and $290,961	1,686,377	1,164,039
Total current liabilities	3,024,193	2,186,744

Long-term Liabilities:
Notes payable - SBA, net of current portion	184,700	-
Operating lease liability, net of current portion	606,921	653,057
Finance leases, net of current portion	23,122	36,773

Total liabilities	3,838,936	2,876,574

Stockholders’ Equity
Preferred stock; $0.0001 par value, authorized 10,000 shares; 1,000 shares Series A issued and outstanding	1	1
Common stock; $0.0001 par value, 499,990,000 authorized shares; 146,619,488 and 140,976,183 shares issued and outstanding	14,656	14,092
Additional paid-in-capital	40,953,344	40,415,885
Accumulated deficit	(40,178,428)	38,840,861
Total stockholders’ equity	789,573	1,589,117

Total Liabilities and Stockholders’ Equity	$4,628,509	$4,465,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net revenue	$610,536	$718,437	$802,584	$1,439,236

Cost of goods sold	164,838	158,562	432,301	790,127

Gross profit	445,698	559,875	370,283	649,109

Operating expenses
Stock-based compensation	-	112,500	47,023	273,081
General and administrative	576,432	915,143	928,312	1,816,310
Depreciation and amortization	33,702	66,332	65,736	88,124
Total operating expenses	610,134	1,093,975	1,041,071	2,177,515

Loss from operations	(164,436)	(534,100)	(670,788)	(1,528,406)

Other income (expenses)

Other income (expense)	(813)	(21,495)	1,201	(25,880)
Finance costs (including related parties of $149,045, $ - , $661,400, and $289,901)	(152,486)	-	(667,980)	(289,901)
Total other expense	(153,299)	(21,495)	(666,779)	(315,781)
Loss before income taxes	(317,735)	(555,595)	(1,337,567)	(1,844,187)
Income tax expense	-	-	-	-

Net loss	$(317,735)	$(555,595)	$(1,337,567)	$(1,844,187)

Loss per weighted average common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Number of weighted average shares outstanding - basic and diluted	146,529,745	111,352,217	144,463,571	119,870,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock, Number of Shares	Par Amount Preferred	Common Stock, Number of Shares	Common Stock, Par	APIC	Accumulated Deficit	Total Stockholders Equity

Balance, January 1, 2020	1,000	$1	140,976,183	$14,092	40,415,885	$(38,840,861)	$1,589,117

Shares issued for cash	-	-	1,538,461	154	99,846	-	100,000
Shares issued in connection with debt financing	-	-	3,250,000	325	313,775	-	314,100
Shares issued for services	-	-	470,229	47	46,976	-	47,023
Beneficial conversion feature	-	-	-	-	51,900	-	51,900
Net loss	-	-	-	-	-	(1,019,832)	(1,019,832)

Balance, March 31, 2020	1,000	$1	146,234,873	14,618	40,928,382	(39,860,693)	1,082,308

Shares issued for cash	-	-	384,615	38	24,962	-	25,000
Net loss	-	-	-	-	-	(317,735)	(317,735)

Balance, June 30, 2020	1,000	$1	146,619,488	$14,656	$40,953,344	$(40,178,428)	$789,573

Balance, January 1, 2019	1,000	$1	97,315,941	$9,732	35,638,979	$(34,833,458)	$815,253

Shares issued for cash	-	-	28,055,061	2,806	2,221,674	-	2,224,480
Shares issued in connection with purchase of intangible assets	-	-	1,800,000	180	318,960	-	319,140
Shares issued in connection with debt financing	-	-	100,000	10	18,590	-	18,600
Share issued for services	-	-	946,281	95	160,486	-	160,581
Debt settled through the issuance of stock	-	-	-	-	380,000	-	380,000
Net loss						(1,288,592)	(1,288,592)

Balance March 31, 2019	1,000	$1	128,217,283	$12,823	$38,738,689	$(36,122,050)	2,629,462

Shares Issued for Cash	-	-	2,588,535	263	219,741	-	220,004
Shares issued in connection with debt financing	-		1,000,000	100	190,900	-	191,000
Shares issued for services	-	-	1,375,000	140	155,754	-	155,894
Shares issued to settle accounts payable	-	-	434,000	44	43,357	-	43,401
Debt settled through the issuance of stock	-	-	-	-	-	-	-
Net loss	-		-			(555,595)	(555,595)

Balance June 30, 2019	1,000	$1	133,614,818	$13,370	$39,348,441	$(36,677,645)	$2,684,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
OPERATING ACTIVITIES
Net loss	$(1,337,567)	$(1,844,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,252	66,524
Stock-based compensation	47,023	316,471
Stock issued in connection with finance costs	-	18,600
Amortization of debt discount	543,338	280,400
Amortization of right of use asset	120,174	(28,746)
Amortization of intangible asset	32,484	21,600
Bad Debts	4,419	-

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5,674)	(23,863)
(Increase) in inventories	(234,733)	(411,085)
Decrease (increase) in prepaid expenses	47,970	(16,198)
Increase (decrease) in accounts payable	18,746	(126,893)
Increase (decrease) in accrued expenses	171,389	(111,969)
(Decrease) in customer deposits	(9,350)	(79,592)
(Decrease) in operating lease liabilities	(120,174)	-

Net Cash Used in Operating Activities	(688,703)	(1,938,938)

INVESTING ACTIVITIES
Acquisition of intellectual property	-	(130,000)
Purchases of property and equipment	-	(1,044,695)

Net Cash Used in Investing Activities	-	(1,174,695)

FINANCING ACTIVITIES
Proceeds from SBA financing	254,700	-
Proceeds from shareholder note payable	345,000	1,000,000
Common shares issued for cash	125,000	2,444,482
Payments on finance leases	(9,651)	(100,000)

Net Cash Provided by Financing Activities	715,049	3,344,482

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,346	230,849

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,828	419,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,174	$650,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Shares issued and issuable for the acquisition of intellectual property	$-	$584,640
Debt converted to equity	$-	$380,000
Shares issued for the issuance of debt	$314,100	$-
Beneficial conversion feature	$51,900	$-
Right of use asset addition under ASC 842	$134,364	$-
Operating lease liabilities under ASC 842	$134,364	$-

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Precision Analytic Testing, LLC, NutraDerma Technologies, Inc., PhytoChem Technologies, Inc., and TransDermalRX, Inc. We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Equivalents

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company did not have cash balances in excess of FDIC insured limits at June 30, 2020 and December 31, 2019.

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

	June 30, 2020	December 31, 2019
Raw Materials	$608,599	$206,238
Finished Goods	116,307	283,935
	$724,906	$490,173

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $5,919 and $1,500 for periods ended June 30, 2020 and December 31, 2019, respectively.

Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, seven and twelve years, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred. Leasehold improvements are amortized over their estimated useful lives or the remaining term of the lease, whichever is shorter. Financed assets of $103,342 are included in property and equipment, net as of June 30, 2020 and $105,258 as of December 31, 2019.

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the three or six month periods ended June 30, 2020 and 2019, respectively.

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

We recognize certain revenues under bill and hold arrangements with certain customers when the Company has fulfilled all of its performance obligations, the units are segregated for the specific customer only, and the goods are ready for physical transfer to the customer in accordance with their defined contract delivery schedule. For any requested bill and hold arrangement, we make an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition. The customer must initiate the request for the bill and hold arrangement. The customer must make a fixed commitment to purchase the items. The risk of ownership is passed to the customer, and payment terms are not modified.

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the six months ended June 30, 2020 and 2019.

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of June 30, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. The following warrants and convertible notes were excluded from the computation of net loss per share.

	June 30, 2020 (Shares)	June 30, 2019 (Shares)
Warrants	21,819,858	19,144,117
Convertible notes payable, and accrued interest	5,454,786	-
	27,274,644	19,144,117

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2020, the Company has two finance leases and three operating leases.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1,338,000 for the six months ended June 30, 2020, and have an accumulated deficit of approximately $40,178,000 at June 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at June 30, 2020 and December 31,2019 is as follows:

	June 30, 2020 (Unaudited)	December 31, 2019
Furniture and equipment	$1,959,694	$1,959,694
Leasehold improvements	840,728	840,728
Property and equipment, at cost	2,800,422	2,800,422
Less: accumulated depreciation	(457,028)	(423,775)
	$2,343,394	$2,376,647

Depreciation expense for the three months ended June 30, 2020 and 2019 totaled $17,459 and $50,132, respectively.

Depreciation expense for the six months ended June 30, 2020 and 2019 totaled $33,252 and $66,524, respectively.

NOTE 5 – INTANGIBLE ASSET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. These shares have not been issued and the Company is in negotiations with the seller to extend the issuance of the shares. The acquired patent is amortized over its remaining estimated useful life of approximately 11 years. Amortization for the three months ended June 30, 2020 and 2019 totaled approximately $16,300 and $16,200, respectively. Amortization for the six months ended June 30, 2020 and 2019 totaled approximately $32,500 and $21,600. The estimated annual amortization expense for the next five years and thereafter is as follows:

2020 (remainder of year)	$32,516
2021	65,000
2022	65,000
2023	65,000
2024	65,000
Thereafter	330,086
$622,602

A summary of the intangible asset at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
Patent	$714,640	$714,640
Less: accumulated amortization	(92,038)	(59,554)
	$622,602	$655,086

NOTE 6 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	June 30, 2020 (Unaudited)	December 31, 2019
Officer – Bonus	$350,000	$300,000
Accrued Expenses - Other	8,692	9,561
Accrued Interest	109,008	42,059
Other Current Liabilities	65,196	61,574
Accrued Rent	51,687	-
	$584,583	$413,194

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

The Company allocated $314,100 of the gross proceeds of the convertible notes to the stock issuances on a relative fair value basis, which has been recorded as a debt discount. Total amortization associated with stock issuances debt discount was $50,187 and $395,924 for the three and six months ended June 30, 2020, respectively.

Because the effective conversion prices of these notes were less than the fair value of the underlying common stock on the issuance date, the Company allocated $51,900, the intrinsic value of that beneficial conversion feature, to additional paid-in capital.

Total amortization associated with the beneficial conversion feature debt discount was $35,557 and $147,414 for the three and six months ended June 30, 2020.

CARES Act

On April 23, 2020, the Company received an aggregate of $254,700 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic security Act (the “CARES Act”) from Truist Bank. The payment terms of the note are as follows:

1.	No payments during the deferral period, which is defined as the seven-month period beginning on the date of the loan, or November 23, 2020.
2.	Commencing one month after the expiration of the deferral period, and continuing the same day of each month thereafter until the maturity date, the Company shall pay to Truist Bank, N.A. (the “Lender”), monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the note on the last day of the deferral period by the maturity date (twenty-four months from the date of the note, or April 23, 2022).
3.	On the maturity date, the Company shall pay the Lender all unpaid principal plus accrued and unpaid interest plus interest accrued during the deferral period.
4.	Payments shall be allocated among principal and interest at the discretion of Lender unless otherwise agreed or required by applicable law. Notwithstanding, in the event the Loan, or any portion thereof, is forgiven pursuant to the Paycheck Protection Program under the federal CARES Act, the amount so forgiven shall be applied to principal.
5.	The Company may prepay this note at any time without payment of any premium.
6.	Interest shall be accrued at a rate of 1% per annum from the date the loan is funded through maturity.

The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the Small Business Administration’s (the “SBA”) requirements; and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with Small Business Administration (the “SBA”) requirements and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company elected to treat the loan as debt under FASB ASC 470. As such, the Company will derecognize the liability when the loan is forgiven, and the Company is legally released from the loan.

Principal payments on this note are due as follows:

2020 (remainder of the year)	$20,000
2021	128,000
2022	106,700
Total	$254,700

The loan was forgiven on March 12, 2021.

In February 2021, the Company received additional proceeds from the same Lender under the Paycheck Protection Program and CARES Act in the amount of $243,275, at an interest rate of 1% per annum. Similar terms apply. Forgiveness of the loan is dependent upon approval of the SBA and while the Company expects forgiveness of this loan under the current terms of requirement by the SBA, there can be no assurance or certainty that forgiveness will in fact occur.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2020, the Company issued 1,538,461 shares of common stock for $.065 per share, for an aggregate of $100,000.

During the quarter ended March 31, 2020, the Company issued 470,229 shares of common stock for services aggregating $47,023, valued using the trading price on the date of issuance.

In April, 2020 the Company issued 384,615 shares of common stock for $.065 per share for an aggregate of $25,000.

The Company recorded $51,900 to additional paid-in capital during the six months ended June 30, 2020 resulting from the beneficial conversion feature of convertible debt issued during the first quarter of 2020.

Series A Preferred Stock

The Company has 10,000 shares of Preferred Stock authorized. 1,000 shares has been designated as Series A Preferred Stock and is not entitled to dividends or liquidation preferences. Each share has voting rights equal to 500,000 shares of the Company’s common stock. In 2012, Edgar Ward, the Company’s President, CEO, and director, was granted 1,000 shares of Series A voting stock for $1,000.

Series B Preferred Stock

In September 2020, the Company authorized 110 shares of Series B Convertible Preferred Stock. A Series B Holder will have the right from time to time, and at any time following January 1, 2021, to convert each outstanding share of Series B stock into shares of common stock at a rate of 149,567 shares of common stock for each share of Series B Preferred Stock. Each share of Series B Preferred Stock shall have a number of votes equal to the number of conversion shares which would be issuable as of the date of such vote. The Series B Preferred Stock does not have any liquidation preferences.

Subsequent issuances:

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

In July and September of 2019, the Company’s wholly owned subsidiary, Phytochem, entered into two separate lease agreements for office and warehouse space located in Onalaska, Wisconsin, that commenced on August 1 and October 1, respectively. Each lease is for six-month terms with four (4) renewal options to extend for six additional months. The Company expects to occupy one of the spaces for the full term of the lease totaling 30 months. The Company terminated its lease on the other facility in May 2020, without penalty. The remaining lease calls for an annual 3% increase to base rent.

In the June 30, 2020 condensed consolidated balance sheet, the Company has recorded right-of-use assets of $808,721 and a lease liability of $808,921, of which $202,000 is reported as a current liability. The weighted average remaining lease term is 49 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of June 30, 2020:

Undiscounted future minimum lease payments:
2020 (remainder of year)	$134,200
2021	283,200
2022	199,000
2023	189,400
2024	195,100
Total undiscounted future minimum lease payments	1,000,900
Less: amount representing imputed interest	(191,979)
Operating lease liability	$808,921

Supplemental cash flow information related to leases is as follows, for the six months ended June 30,

	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$136,503	$315,735

Lease expense for the operating leases was $124,573 and $57,503 for the three months ended June 30, 2020 and 2019, respectively. Lease expense for the operating leases was $187,713 and $137,818 for the six months ended June 31, 2020 and 2019, respectively.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was approximately $110,000 as of June 30, 2020 and December 31, 2019, with related accumulated depreciation of $7,032 and $5,114, respectively.

Minimum lease payments required by these finance leases are as follows:

Undiscounted future minimum lease payments:

Undiscounted future minimum lease payments:
2020 (remainder of year)	$12,000
2021	24,000
2022	17,000
2023	2,100
Total undiscounted future minimum lease payments	55,100
Less: amount representing interest	(7,978)
Less: current portion	(24,000)
Present value of minimum lease payments, net of current portion	$23,122

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

In June 2020, a claim was filed against the Company for a breach of confidentiality imposed by a non-disclosure agreement signed by both the Company and plaintiff. The claim was dismissed in February 2021.

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

From July through December 2020, the Company issued warrants totaling 5,540,740 in exchange for cash proceeds of $125,000. The warrants have an exercise price of $0.08 - $0.10 and expire 3 years after issuance.

In January 2021, the Company issued 15,000,000 warrants to its Chief Executive Officer, President and sole Director as compensation. The warrants have an exercise price of $0.1025 and expire 3 years after issuance.

During January and February 2021, the Company issued warrants totaling 5,600,000 as additional consideration for proceeds from notes. The warrants have an exercise price of $0.08 and expire 3 years after issuance.

Litigation:

In August 2020, a claim has been filed against the Company by its former attorney. The claim involves allegations that fees approximating $150,000 charged for the calendar year 2019 were unpaid. The Company is vigorously contesting these claims and the outcome cannot be determined at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended June 30, 2020 and 2019, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

Nutralife BioSciences F/K/A NutraFuels, Inc, a Florida corporation (“us”, “we” or “our”) was formed as a limited liability company in the state of Florida on April 1, 2010, to engage in the development and distribution of nutritional and dietary oral spray products. On December 3, 2012, we converted from a Limited Liability Company to a Florida Corporation.

We manufacture and distribute oral spray nutritional and dietary products. Our distribution strategy includes selling to private label customers retailers, distributors, and consumers through retail outlets.

Six Months Ended June 30, 2020 and 2019

We had sales of $802,584 and $1,439,236 for the six months ended June 30, 2020 and 2019, respectively, or a 44.2% decrease.

Cost of sales was $432,301 compared to $790,127 for the six months ended June 30, 2020 and 2019, respectively, or a 45.3% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also, significantly increased its production labor force.

Gross margin was $370,283 and $649,109 for the six months ended June 30, 2020 and 2019, respectively, or a 42.9% decrease. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $928,312 compared to $1,816,310 for the six months ended June 30, 2020 and 2019, respectively, or a 48.9% decrease. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $47,023 and $273,081 for the six months ended June 30, 2020 and 2019, respectively, or an 82.8% decrease.

Finance costs were $667,980 compared to $289,901 for the six months ended June 30, 2020 and 2019, respectively, an increase of $378,079. This increase is the result of the recognizing the expenses related to the discount on convertible debt and beneficial conversion features.

We recorded a net loss of ($1,337,567) compared to ($1,844,187) for the six months ended June 30, 2020 and 2019, respectively.

Three Months Ended June 30, 2020 and 2019

We had sales of $610,536 and $718,437 for the three months ended June 30, 2020 and 2019, respectively, or a 15% decrease.

Cost of sales was $164,838 compared to $158,562 for the three months ended June 30, 2020 and 2019, respectively, or a 3.9% increase. This increase is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also significantly increased its production labor force.

Gross margin was $445,698 and $559,875 for the three months ended June 30, 2020 and 2019, respectively, or a 20.4% decrease. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $576,432 compared to $915,143 for the three months ended June 30, 2020 and 2019, respectively, or a 37% decrease. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $0 and $112,500 for the three months ended June 30, 2020 and 2019, respectively, or a 100% decrease.

Finance costs were $152,486 compared to $0 for the three months ended June 30, 2020 and 2019, respectively, an increase of $152,486. This increase is the result of the recognizing the expense related to the discount on convertible debt and beneficial conversion features.

We recorded a net loss of ($317,735) compared to ($555,595) for the three months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, and proceeds from the issuance of stock.

Cash Flow Activities

As of June 30, 2020, the Company had a cash balance of $41,174.

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

Operating Activities

Our cash increased $26,346 for the six months ended June 30, 2020. Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first six months of 2020, the Company’s operating activities used cash of $688,703, compared to the first six months of 2019 which used cash of $1,938,938. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Investing Activities

Cash used in investing activities during the first six months of 2020 and 2019 was $0 and $1,174,695 respectively. During 2019, cash was used to purchase manufacturing equipment and for the acquisition of intellectual property.

Financing Activities

During the six months ended June 30, 2020, we received proceeds of $125,000 from the sale of common stock, $345,000 from a promissory note with a shareholder, and $254,700 from SBA financing under the Paycheck Protection Program and CARES Act.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the quarter ended June 30, 2020, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act for the offer and sale of the securities.

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

On April 7, 2020, we issued 384,615 shares of our common stock to Mark Muller for a price of $.065 per share or an aggregate of $25,000.

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

NutraLife BioSciences, Inc.

Dated: April 22, 2021	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	April 22, 2021
Edgar Ward	(principal executive officer and principal financials and accounting officer)

