Form 10-Q
period 2020-09-30
NUTRALIFE BIOSCIENCES, INC
filed 2021-05-12
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No[X]

The number of shares outstanding of the registrant’s common stock as of May 12, 2021, was 160,740,200 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

2

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

3

Item 1. Financial Statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$54,541	$14,828
Accounts receivable, net of allowance for doubtful accounts in the amount of -$0- and $1,500	30,444	11,799
Inventories	658,660	490,173
Prepaid and other current assets	15,910	87,627
Total current assets	759,555	604,427

Property and equipment, net	2,328,006	2,376,647

Operating lease right-of-use assets	710,738	794,531
Intangible asset	606,360	655,086
Other assets	35,000	35,000

Total Assets	$4,439,659	$4,465,691

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$170,142	$172,987
Accrued expenses	690,464	413,194
Customer deposits	37,599	9,350
Liability for stock to be issued	265,500	265,500
Current portion of SBA Note Payable	104,759	-
Current portion of finance leases	24,000	20,000
Current portion of operating lease liability	210,000	141,674
Notes payable, related parties, net of unamortized discount of $64,257 and $290,961	1,965,743	1,164,039
Total current liabilities	3,468,207	2,186,744

Long-term Liabilities:
Notes payable - SBA, net of current portion	149,941	-
Operating lease liability, net of current portion	551,070	653,057
Finance leases, net of current portion	18,299	36,773

Total liabilities	4,187,517	2,876,574

Stockholders’ Equity
Series A Preferred stock; $0.0001 par value, 9,890 and 10,000 authorized shares; 1,000 shares issued and outstanding	1	1
Series B Preferred stock; $0.0001 par value, 110 and 0 authorized shares; 0 shares issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 147,399,488 and 140,976,183 shares issued and outstanding	14,734	14,092
Additional paid-in-capital	40,987,766	40,415,885
Accumulated deficit	(40,750,359)	(38,840,861)
Total stockholders’ equity	252,142	1,589,117

Total Liabilities and Stockholders’ Equity	$4,439,659	$4,465,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net revenue	$153,766	$527,392	$956,350	$1,966,628

Cost of goods sold	162,030	460,906	594,331	1,251,033

Gross profit (loss)	(8,264)	66,486	362,019	715,595

Operating expenses
Stock-based compensation	-	112,676	47,023	385,757
General and administrative	398,944	823,570	1,327,256	2,639,880
Depreciation and amortization	31,630	-	97,366	88,124
Total operating expenses	430,574	936,246	1,471,645	3,113,761

Loss from operations	(438,838)	(869,760)	(1,109,626)	(2,398,166)

Other income (expenses)

Other income (expense)	(674)	19,590	527	(6,290)
Finance costs (including related parties of $129,119, $74,779, $790,519, and $364,680)	(132,419)	(76,996)	(800,399)	(366,897)
Total other expense	(133,093)	(57,406)	(799,872)	(373,187)
Loss before income taxes	(571,931)	(927,166)	(1,909,498)	(2,771,353)
Income tax expense	-	-	-	-

Net loss	$(571,931)	$(927,166)	$(1,909,498)	$(2,771,353)

Loss per weighted average common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Number of weighted average shares outstanding - basic and diluted	146,776,010	134,242,843	145,719,977	124,667,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock, Number of Shares	Preferred Stock, Par	Common Stock, Number of Shares	Common Stock, Par	APIC	Accumulated Deficit	Total Stockholders Equity

Balance, January 1, 2020	1,000	$1	140,976,183	$14,092	$40,415,885	$(38,840,861)	$1,589,117

Shares issued for cash	-	-	1,538,461	154	99,846	-	100,000
Shares issued in connection with debt financing	-	-	3,250,000	325	313,775	-	314,100
Shares issued for services	-	-	470,229	47	46,976	-	47,023
Beneficial conversion feature	-	-	-	-	51,900	-	51,900
Net loss	-	-	-	-	-	(1,019,832)	(1,019,832)

Balance, March 31, 2020	1,000	1	146,234,873	14,618	40,928,382	(39,860,693)	1,082,308

Shares issued for cash	-	-	384,615	38	24,962	-	25,000
Net loss	-	-	-	-	-	(317,735)	(317,735)

Balance, June 30, 2020	1,000	1	146,619,488	14,656	40,953,344	(40,178,428)	789,573

Shares issued in connection with debt financing	-	-	780,000	78	29,422	-	29,500
Warrants issued for cash	-	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	-	(571,931)	(571,931)

Balance, September 30, 2020	1,000	$1	147,399,488	$14,734	$40,987,766	$(40,750,359)	$252,142

Balance, January 1, 2019	1,000	$1	97,315,941	$9,732	$35,638,979	$(34,833,458)	$815,253

Shares issued for cash	-	-	28,055,061	2,806	2,221,674	-	2,224,480
Share issued in connection with purchase of intangible assets	-	-	1,800,000	180	318,960	-	319,140
Shares issued in connection with debt financing	-	-	100,000	10	18,590	-	18,600
Shares issued for services	-	-	946,281	95	160,486	-	160,581
Debt settled through the issuance of stock	-	-	-	-	380,000	-	380,000
Net loss	-	-	-	-	-	(1,288,592)	(1,288,592)

Balance, March 31, 2019	1,000	1	128,217,283	12,823	38,738,689	(36,122,050)	2,629,462

Shares issued for cash	-	-	2,588,535	263	219,741	-	220,004
Shares issued in connection with debt financing	-	-	1,000,000	100	190,900	-	191,000
Shares issued for services	-	-	1,375,000	140	155,754	-	155,894
Shares issued to pay accounts payable	-	-	434,000	44	43,357	-	43,401
Debt settled through the issuance of stock	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(555,595)	(555,595)

Balance, June 30, 2019	1,000	1	133,614,818	13,370	39,348,441	(36,677,645)	2,684,166

Shares issued for cash	-	-	5,529,414	553	469,447		470,000
Shares issued for services	-	-	369,151	37	69,245		69,282
Shares issued to settle accounts payable	-	-	500,000	50	49,950		50,000
Shares issued in connection with debt financing	-	-	50,000	5	8,495		8,500
Net loss	-	-	-	-	-	(927,166)	(927,166)

Balance, September 30, 2019	1,000	$1	140,063,383	$14,015	$39,945,578	$(37,604,811)	$2,354,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
OPERATING ACTIVITIES
Net loss	$(1,909,498)	$(2,771,353)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,641	66,524
Stock-based compensation	47,023	385,757
Stock issued in connection with finance costs	-	27,100
Amortization of debt discount	622,204	200,532
Amortization of right of use asset	218,157	-
Amortization of intangible asset	48,726	21,600
Bad debt recoveries	(1,500)	-

Changes in operating assets and liabilities:
Increase in accounts receivable	(17,145)	(34,418)
Increase in inventories	(168,487)	(422,701)
Decrease in prepaid expenses	71,717	231,904
(Decrease) increase in accounts payable	(2,845)	7,569
(Decrease) increase in accrued expenses	277,270	(16,182)
(Decrease) increase in customer deposits	28,249	(84,686)
(Decrease) in operating lease liabilities	(168,025)	(50,941)

Net Cash Used in Operating Activities	(905,513)	(2,439,295)

INVESTING ACTIVITIES
Acquisition of intellectual property	-	(130,000)
Purchases of property and equipment	-	(1,457,903)

Net Cash Used in Investing Activities	-	(1,587,903)

FINANCING ACTIVITIES
Proceeds from SBA financing	254,700	1,000,000
Proceeds from shareholder note payable	575,000	-
Proceeds from warrants issued for cash	5,000	-
Common shares issued for cash	125,000	2,914,482
Payments on finance leases	(14,474)	(100,000)

Net Cash Provided by Financing Activities	945,226	3,814,482

NET CHANGE IN CASH AND CASH EQUIVALENTS	39,713	(212,717)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,828	419,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,541	$207,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Shares issued and issuable for the acquisition of intellectual property	$-	$584,640
Debt converted to equity	$-	$380,000
Property and equipment purchased with debt	$-	$51,194
Shares issued to settle accounts payable	$-	$93,402
Shares issued in connection with finance costs	$343,600	$218,100
Beneficial conversion feature	$51,900	$-
Right of use asset addition under ASC 842	$134,364	$-
Operating lease liabilities under ASC 842	$134,364	$-

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending March 31, 2023 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company will evaluate the impact of ASU 2016-13 on the Company’s consolidated financial statements in a future period closer to the date of adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard using a modified retrospective approach effective January 1, 2021. The Company is currently evaluating the effects of adoption on its consolidated financial statements.

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

Cash and Equivalents

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company did not have cash balances in excess of FDIC insured limits at September 30, 2020 and December 31, 2019.

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

	September 30, 2020	December 31, 2019
Raw Materials	$628,620	$206,238
Finished Goods	30,040	283,935
	$658,660	$490,173

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $0 and $1,500 as of September 30, 2020 and December 31, 2019, respectively.

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the three or nine month periods ended September 30, 2020 and 2019, respectively.

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

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the nine months ended September 30, 2020 and 2019.

Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of September 30, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

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

	September 30, 2020	September 30, 2019
	(Shares)	(Shares)
Warrants	22,560,598	18,597,058
Convertible notes payable, and accrued interest	3,089,378	-
	25,649,976	18,597,058

Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Leases

On January 1, 2019, the Company adopted FASB ASU 2016-02, “Leases” (“ASC 842”) and other associated standards, which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. ASC 842 requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about certain leasing arrangements. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the initial date of application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, “Leases”, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases (formerly called capital leases). The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in the Company’s results of operations presented in the consolidated statement of operations for each period presented.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2020, the Company has two finance leases and three operating leases.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations. We incurred a net loss of approximately $1,909,500 and we had cash used in operating activities of approximately $906,000 for the nine months ended September 30, 2020, and have an accumulated deficit of approximately $40,750,000 at September 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at September 30, 2020 and December 31,2019 is as follows:

	September 30, 2020 (Unaudited)	December 31, 2019
Furniture and equipment	$1,959,694	$1,959,694
Leasehold improvements	840,728	840,728
Property and equipment, at cost	2,800,422	2,800,422
Less: accumulated depreciation	(472,416)	(423,775)
	$2,328,006	$2,376,647

Depreciation expense for the three months ended September 30, 2020 and 2019 totaled $15,389 and $0, respectively.

Depreciation expense for the nine months ended September 30, 2020 and 2019 totaled $48,641 and $66,524, respectively.

NOTE 5 – INTANGIBLE ASSET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. These shares have not been issued and the Company is in negotiations with the seller to extend the issuance of the shares. The acquired patent is amortized over its remaining estimated useful life of approximately 11 years. Amortization for the three months ended September 30, 2020 and 2019 totaled $16,225 and $0, respectively. Amortization for the nine months ended September 30, 2020 and 2019 totaled $48,726 and $21,600. The estimated annual amortization expense for the next five years and thereafter is as follows:

2020 (remainder of year)	$16,274
2021	65,000
2022	65,000
2023	65,000
2024	65,000
Thereafter	330,086
$606,360

A summary of the intangible asset at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)
Patent	$714,640	$714,640
Less: accumulated amortization	(108,280)	(59,554)
	$606,360	$655,086

NOTE 6 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)
Officer – Bonus	$375,000	$300,000
Accrued Expenses - Other	11,592	9,561
Accrued Interest	143,500	42,059
Other Current Liabilities	53,157	61,574
Accrued Rent	107,215	-
	$690,464	$413,194

NOTE 7 – NOTES PAYABLE

Notes Payable, Related Parties

During the quarter ended March 31, 2020, the Company received proceeds aggregating $345,000 in connection with multiple short-term promissory notes with due dates ranging from February to June 2020. The notes have interest at 0% to 12% for the terms of the notes. Each noteholder had the right to convert all the outstanding principal and accrued unpaid interest to the Company’s common stock at a price ranging from $.085 to $.10 per share, prior to the maturity date. Additionally, an aggregate of 3,250,000 shares were issued to the noteholders as additional consideration. The notes also included a beneficial conversion feature (BCF).

During the quarter ended September 30, 2020, the Company received proceeds aggregating $230,000 in connection with multiple short-term promissory notes each with a term of one year, maturing in August or September 2021. The notes bear interest at 18%. Four of the five notes were issued under a subscription agreement whereby in addition to the promissory note, the note holder is offered up to four shares of common stock for each one dollar of principal amount of the note at a price of $0.0001 per share. Under the subscription agreement, a total of 780,000 shares were issued.

The common stock issued to the noteholders were treated as debt discounts. The gross proceeds of the notes were allocated to debt and common shares issued on a relative far value basis.

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

The Company allocated $314,100 of the gross proceeds of the convertible notes to the stock issuances and $29,500 of the gross proceeds of the subscription agreement notes to the stock issuances on a relative fair value basis, which has been recorded as a debt discount. Total amortization associated with stock issuances debt discount was $30,172 and $445,782 for the three and nine months ended September 30, 2020, respectively.

Because the effective conversion prices of the convertible notes were less than the fair value of the underlying common stock on the issuance date, the Company allocated $51,900, the intrinsic value of that beneficial conversion feature, to additional paid-in capital.

Total amortization associated with the beneficial conversion feature and warrants debt discounts were $29,008 and $176,422 for the three and nine months ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, convertible notes payable to related parties, net of discounts totaled $1,763,710 and $1,164,039, respectively, and other notes payable to related parties, net of discounts, totaled $202,033 and $0, respectively.

Note Payable, SBA

On April 23, 2020, the Company received an aggregate of $254,700 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) from Trust Bank, N.A. (the “Lender”). The payment terms of the note are as follows:

1.	No payments during the deferral period, which is defined as the seven-month period beginning on the date of the loan, or November 23, 2020.
2.	Commencing one month after the expiration of the deferral period, and continuing the same day of each month thereafter until the maturity date, the Company shall pay to the (“Lender”), monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the note on the last day of the deferral period by the maturity date (twenty-four months from the date of the note, or April 23, 2022).
3.	On the maturity date, the Company shall pay the Lender all unpaid principal plus accrued and unpaid interest plus interest accrued during the deferral period.
4.	Payments shall be allocated among principal and interest at the discretion of Lender unless otherwise agreed or required by applicable law. Notwithstanding, in the event the Loan, or any portion thereof, is forgiven pursuant to the Paycheck Protection Program under the federal CARES Act, the amount so forgiven shall be applied to principal.
5.	The Company may prepay this note at any time without payment of any premium.
6.	Interest shall be accrued at a rate of 1% per annum from the date the loan is funded through maturity.

The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the Small Business Administration’s (the “SBA”) requirements; and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company elected to treat the loan as debt under FASB ASC 470. As such, the Company will derecognize the liability when the loan is forgiven, and the Company is legally released from the loan.

Principal payments on this note are due as follows:

2020 (remainder of the year)	$20,000
2021	128,000
2022	106,700
Total	$254,700

The loan was forgiven on March 12, 2021.

In February 2021, the Company received additional proceeds from the Lender under the Paycheck Protection Program and CARES Act in the amount of $243,275, at an interest rate of 1% per annum. Similar terms apply. Forgiveness of the loan is dependent upon approval of the SBA and while the Company expects forgiveness of this loan under the current terms of requirement by the SBA, there can be no assurance or certainty that forgiveness will in fact occur.

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

In July 2020, the Company issued 740,740 warrants in exchange for cash proceeds of $5,000. The warrants have an exercise price of $0.10 and expire two years after issuance.

Series A Preferred Stock

The Company has 10,000 shares of Preferred Stock authorized of which 9,890 shares are designated as Series A Preferred Stock, as of September 30, 2020. The Series A Preferred Stock is not entitled to dividends or liquidation preferences. Each share has voting rights equal to 500,000 shares of the Company’s common stock.

In 2012, Edgar Ward, the Company’s President, CEO, and director, was granted 1,000 shares of Series A Preferred Stock for $1,000.

As of September 30, 2020 and December 31, 2019, 1,000 shares of Series A Preferred Stock is outstanding.

Series B Preferred Stock

In September 2020, the Company designated 110 shares of Preferred Stock as Series B Convertible Preferred Stock. As of September 30, 2020 there is no Series B Preferred Stock issued or outstanding. A Series B Holder will have the right from time to time, and at any time following January 1, 2021, to convert each outstanding share of Series B Preferred Stock into shares of common stock at a rate of 149,567 shares of common stock for each share of Series B Preferred Stock. Each share of Series B Preferred Stock shall have a number of votes equal to the number of conversion shares which would be issuable as of the date of such vote. The Series B Preferred Stock does not have any liquidation preferences. The Series B Preferred Stock will participate in any dividends, distributions or payments to the holders of the common stock on an as-converted basis. The Series B Preferred Stock is subject to an ownership limitation, pursuant to which no holder of Series B Preferred Stock will be entitled to convert such investor’s shares of Series B Preferred Stock into shares of common stock if such conversion would result in ownership of more than 4.99% of the outstanding shares of common stock of the Company. Once issued, certain shares of the Series B Preferred Stock are redeemable at the election of the Company at any time prior to the Permitted Conversion Date pursuant to separate written agreements that will be effectuated between holders of the Series B Preferred Stock and the Company.

Subsequent issuances:

In October 2020, the Company issued 20 shares of Series B Convertible Preferred Stock to three consultants as part of their compensation arrangements.

In November 2020, the Company issued 12,500,000 shares of common stock in exchange for 250 shares of Series X Convertible Preferred Stock of Lord Global Corporation in connection with a Stock Purchase Agreement.

NOTE 9 – LEASES

In conjunction with the new guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has designated the existing leases as operating as further described below:

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

As of September 30, 2020, in the condensed consolidated balance sheet, the Company has recorded right-of-use assets of $710,738 and a lease liability of $761,071, of which $210,000 is reported as a current liability. The weighted average remaining lease term is 47 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of September 30, 2020:

Undiscounted future minimum lease payments:
2020 (remainder of year)	$67,500
2021	283,200
2022	199,000
2023	189,400
2024	195,100
Total undiscounted future minimum lease payments	934,200
Less: amount representing imputed interest	(173,129)
Operating lease liability	$761,071

Supplemental cash flow information related to leases is as follows, for the nine months ended September 30,

	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$182,214	$404,194

Lease expense for the operating leases was $144,661 and $54,316 for the three months ended September 30, 2020 and 2019, respectively. Lease expense for the operating leases was $332,374 and $192,314 for the nine months ended September 30, 2020 and 2019, respectively.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was $110,372 as of September 30, 2020 and December 31, 2019, with related accumulated depreciation of $7,991 and $5,114, respectively.

Minimum lease payments required by these finance leases are as follows:

Undiscounted future minimum lease payments:

Undiscounted future minimum lease payments:
2020 (remainder of year)	$6,000
2021	24,000
2022	17,000
2023	2,100
Total undiscounted future minimum lease payments	49,100
Less: amount representing interest	(6,801)
Less: current portion	(24,000)
Present value of minimum lease payments, net of current portion	$18,299

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and began to spread around the world in early 2020. In reaction to decreased supply of and increased demand for sanitizer products, the Company shifted its manufacturing to produce sanitizer products. The Company’s other business operations have been impacted negatively by COVID-19 due to government restrictions and the overall adverse effect on the global economy. The Company expects COVID-19 to continue to negatively impact its operating results and its ability to obtain financing.

In December 2020, the Company issued warrants totaling 4,800,000 in exchange for cash proceeds of $120,000. The warrants have an exercise price of $0.08 and expire 3 years after issuance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended September 30, 2020 and 2019, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Three Months Ended September 30, 2020 and 2019

We had sales of $153,766 and $527,392 for the three months ended September 30, 2020 and 2019, respectively, or a 70.8% decrease.

Cost of sales was $162,030 compared to $460,906 for the three months ended September 30, 2020 and 2019, respectively, or a 64.8% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also significantly increased its production labor force.

Gross profit (loss) was ($8,264) and $66,486 for the three months ended September 30, 2020 and 2019, respectively, or a 112.4% decrease. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $398,944 compared to $823,570 for the three months ended September 30, 2020 and 2019, respectively, or a 51.6% decrease. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $0 and $112,676 for the three months ended September 30, 2020 and 2019, respectively, or a 100% decrease.

Finance costs were $132,419 compared to $76,996 for the three months ended September 30, 2020 and 2019, respectively, an increase of $55,423. This increase is the result of the recognizing the expense related to the discount on convertible debt and beneficial conversion features.

We incurred a net loss of ($571,931) compared to ($927,166) for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 and 2019

We had sales of $956,350 and $1,966,628 for the nine months ended September 30, 2020 and 2019, respectively, or a 51.4% decrease.

Cost of sales was $594,331 compared to $1,251,033 for the nine months ended September 30, 2020 and 2019, respectively, or a 52.5% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also significantly increased its production labor force.

Gross profit was $362,019 and $715,595 for the nine months ended September 30, 2020 and 2019, respectively, or a 49.4% decrease. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $1,327,256 compared to $2,639,880 for the nine months ended September 30, 2020 and 2019, respectively, or a 49.7% decrease. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $47,023 and $385,757 for the nine months ended September 30, 2020 and 2019, respectively, or an 87.8% decrease.

Finance costs were $800,399 compared to $366,897 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $433,502. This increase is the result of the recognizing the expenses related to the discount on convertible debt and beneficial conversion features.

We incurred a net loss of ($1,909,498) compared to ($2,771,353) for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, and proceeds from the issuance of stock.

Cash Flow Activities

As of September 30, 2020, the Company had a cash balance of $54,541.

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

Operating Activities

Our cash increased $39,713 for the nine months ended September 30, 2020. Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first nine months of 2020, the Company’s operating activities used cash of $905,513, compared to the first nine months of 2019 which used cash of $2,439,295. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Investing Activities

Cash used in investing activities during the first nine months of 2020 and 2019 was $0 and $1,587,903, respectively. During 2019, cash was used to purchase manufacturing equipment and for the acquisition of intellectual property.

Financing Activities

During the nine months ended September 30, 2020, we received proceeds of $125,000 from the sale of common stock, $575,000 from promissory notes with shareholders, and an aggregate of $254,700 from SBA financing, under the Paycheck Protection Program and CARES act.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the quarter ended September 30, 2020, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act for the offer and sale of the securities.

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

On August 21, 2020, we issued 80,000 shares of our common stock to Mohamad Hassan Ossiani for a price of $0.035 per share or aggregate of $2,800 as part of a promissory note agreement.

On September 8, 2020, we issued 100,000 shares of our common stock to James R. Stuart for a price of $0.045 per share or aggregate of $4,500 as part of a promissory note agreement.

On September 15, 2020, we issued 200,000 shares of our common stock to Nicholas Cirignano III for a price of $0.037 per share or aggregate of $7,400 as part of a promissory note agreement.

On September 15, 2020, we issued 400,000 shares of our common stock to Thomas Cirignano for a price of $0.037 per share or aggregate of $14,800 as part of a promissory note agreement.

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

NutraLife BioSciences, Inc.

Dated: May 12, 2021	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	May 12, 2021
Edgar Ward	(principal executive officer and principal financials and accounting officer)

