Form 10-K
period 2020-12-31
NUTRALIFE BIOSCIENCES, INC
filed 2021-06-24
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 000-55144

NUTRALIFE BIOSCIENCES, INC.

(Name of registrant as specified in its charter)

Florida	46-1482900
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6601 Lyons Road, Suite L-6

Coconut Creek, FL 33073

(Address, of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 888-509-8901

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Act:

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,459,905.10 computed by reference to the closing sales price of the shares of common stock on June 30, 2020, which was $0.0450.

The number of shares outstanding of the registrant’s common stock as of June 24, 2021, was 160,740,200 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report on Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, our future financial performance, the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1. Business

Overview

NutraLife BioSciences, Inc., a Florida corporation (“us,” “we,” “our” or the “Company”) was founded in 2010 by Edgar Ward, the Company’s Chief Executive Officer, President & sole Director to engage in the development, manufacturing and distribution of nutritional and dietary oral spray products. Since then, the Company has evolved into a branded and private label developer, manufacturer and distributor of a wide range of nutraceutical, wellness, and CBD products.

Amid the COVID-19 global pandemic, in 2020, the Company made a strategic pivot from our then-current nutraceutical manufacturing business by adding the manufacture of consumer sanitizer products utilizing the Company’s existing manufacturing capabilities and the Company’s ability to retrofit its operations and accommodate production due to the shortage of supply and increased demand for sanitizer products.

The Company’s manufacturing facility has been registered with the Food and Drug Administration and its manufacturing facility has operated in accordance with the Good Manufacturing Processes Standard (GMP) for more than five years. Our products adhere to high manufacturing standards throughout every step of the manufacturing and extraction process. Our products are formulated, developed, manufactured and produced under the supervision of Edgar Ward, our Chief Executive Officer, President and sole Director. Once produced, our products are tested by our in-house laboratory chemists. We believe that our nutraceutical and industrial CBD products are of the highest-quality and are laboratory tested for strength, purity and contaminants such as heavy metals, pesticides, and solvents.

We offer 13 different core formulations which we modify to meet the specifications of our private label customers. We provide approximately 50 different variations of our core formulations. Our private label products include CBD-infused oral sprays, tinctures, pet drops, pain balms, and face creams, and nutraceutical oral spray products for sleep support and weight loss packaged under the customer’s brand names.

Our spray products and tinctures are available in various formulations and strengths and are available for purchase online directly from the Company through its website at www.nutralifebiosciences.com, as well as through numerous other private label distributors, online retailers and retail outlets. Information available on, or accessible through the foregoing website is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $2.9 and $4.0 million for the years ended December 31, 2020 and 2019, respectively, negative cash flows from operations for both years and had an accumulated deficit of approximately $41.7 million at December 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our financial statements for the years ended December 31, 2020 and 2019 contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

In December 2019, a novel strain of coronavirus was reported to have surfaced in China and spread to the U.S. in early 2020. The spread of this virus caused various business disruptions including temporary closures to the Company’s offices and facilities. While these disruptions are currently expected to be temporary, there is considerable uncertainty around the duration. Therefore, the Company expects this matter to negatively impact its operating results. The related financial impact and duration cannot be reasonably estimated at this time.

The Company is currently in the process of raising capital to complete and finalize the build-out of its facility in Deerfield Beach for the purpose of consolidating its operations. The structure of the capital raise is currently in-development. The Company is seeking to continue its path to profitability through increased business development, marketing and sales of the Company’s multiple lines of topical, ingestible and skincare health and wellness products. The Company is also focused on completing an efficacy clinical study on its patented mosquito bug patch with plans upon a successful conclusion to launch globally in the very near future, adding to the Company’s suite of wellness products. However, there can be no assurance that the foregoing can occur as planned, or at all.

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

Corporate History

The Company was formed as a limited liability company in the state of Florida on April 1, 2010. On December 3, 2012, we converted from a limited liability company to a Florida corporation.

We have four wholly owned subsidiaries:

●	Precision Analytic Testing, LLC, a Florida limited liability company (“PAT”) formed on May 11, 2017;
●	NutraDerma Technologies, Inc., (“NutraDerma”) a Florida corporation formed on January 28, 2019;
●	PhytoChem Technologies, Inc., a Florida corporation (“PhytoChem”) formed on February 4, 2019; and
●	TransDermalRX, Inc., a Florida corporation (“TransDermal”) formed on February 8, 2019.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company,” these exemptions will continue to be available to us.

Bankruptcy, Receivership or Similar Proceedings

We have not been involved in a bankruptcy receivership or similar proceeding. Additionally, we have not been involved in a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our Business

We are a manufacturer and distributor of nutraceutical, dietary, wellness and other products, such as sanitizer products. Our products are sold to private label distributors who sell the products we manufacture under their own brand names as well as under our own brand names. We generate revenues from the sales of our products.

For the years ending on December 31, 2020 and 2019, we generated revenues of $1,255,784 and $2,133,624, respectively, from the sale of our products.

In March 2017, we began selling CBD products. For the years ending on December 31, 2020 and 2019, we generated revenues of $66,807 and $1,800,000, respectively, from the sale of our CBD products, representing 5.65% and 100% of our revenues for such periods.

Our Products and Services

We manufacture and distribute private label and branded products. In both of the years ended December 31, 2020 and 2019, private label sales represented 99% of our revenue.

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

Our CBD products are made from seeds and mature stalks of hemp and contain only trace amounts of THC which are far below 0.3 percent, and we believe they qualify as GRAS products.

Our CBD products include:

●	Cannabinoid-rich hemp oil derived from industrial hemp;
●	Tinctures;
●	Topical lotions and oils applied directly to the skin designed to treat pain or inflammation;
●	Face creams;
●	Massage oils;
●	Nutraceutical Sprays with CBD as an added ingredient; and
●	Pet products taken internally.

Our other products include:

●	Eddie’s Clean Hands
●	Eddie’s Immune Boost
●	InvisiPatch
●	PCR- Pure

Recent Developments

In November of 2018, PAT began providing bulk material analytical, identity, potency and purity testing of raw industrial hemp.

In January of 2019, NutraDerma acquired the patent for a natural dermal skin patch that is designed to prevent mosquito and other insect bites.

In February of 2019, Phytochem entered into an agreement with Owen Morgan, an individual, whereby Mr. Morgan agreed to provide certain know how and services to Phytochem for the commercialization of certain technologies to separate and/or process the components of hemp to remove and/or modify, purify, dilute and extract bioactive ingredients and/or remove unwanted substances to produce finished products for a variety of applications. This agreement is further described under the heading “Material Agreements” below.

In March of 2019, we licensed our technology for a unique system for pharmaceutical grade delivery of testosterone into the human body to licensed pharmacist, Orlando Pharmacy, as further described under the heading “Material Agreements” below.

In March of 2019, we entered into an agreement with NewLeaf Assets, LLC, a Delaware Limited Liability Company (“NewLeaf”) as amended, (the “Agreement”) whereby NewLeaf invested an aggregate of $1,380,000 (the “Investment”) in our securities. This Agreement is further described under the heading “Material Agreements” below.

On June 7, 2019, the Company granted a bonus to its Chief Executive Officer and President, Edgar Ward, of ten percent (10%) of the future gross revenue generated by PhytoChem for a period of seven (7) years from the date that PhytoChem receives its first revenue.

In June 2019, and as amended in November 2019, we entered into an investment agreement, note, Security Agreement, Purchase Royalty Agreement, Pledge Agreement, Pledgor Royalty Agreement with PhytoChem Technologies, Inc., Kahn Family Limited PT II., and Brenda Hamilton as the pledgor, which were subsequently amended in November of 2019. The foregoing agreements are further described under the heading “Material Agreements” below.

Amid the COVID-19 global pandemic, in 2020, the Company made a strategic pivot from our then-current nutraceutical manufacturing business by adding the manufacture of consumer sanitizer products utilizing the Company’s existing manufacturing capabilities and the Company’s ability to retrofit its operations and accommodate production due to the shortage of supply and demand for sanitizer products. To do so, consistent with Food and Drug Administration (FDA) requirements, the Company registered and obtained a labeler code as an over-the-counter (OTC) manufacturing facility and began manufacturing and distributing a line of liquid-based multi-use sanitizer spray products under the Company’s in-house brand, “Eddie’s Clean Hands,” packaged as a multi-use sanitizer spray, formulated per the CDC’s recommendation of containing at least 60-95% ethanol or isopropanol alcohol to be effective.

In May 2020, we secured a supplier agreement with Grainger, and began drop-shipping its sanitizer products that include a 10-pack of Eddie’s Clean Hands 2 oz. sanitizer spray along with a larger 8 oz. sanitizer spray directly to Grainger and its customers. Grainger is a broad line, business-to-business distributor of maintenance, repair, and operating (MRO) products and services with operations primarily in North America, Japan, and Europe.

On September 30, 2020, the Company filed Articles of Amendment (the “Amendment”) to its Articles of Incorporation with the Florida Department of State that contained a Certificate of Designations to designate one hundred and ten (110) shares of the preferred stock of the Company, par value $0.0001 as Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The Amendment was effective on September 30, 2020.

On November 2, 2020, the Company entered into a Stock Purchase Agreement with Lord Global Corporation and its wholly owned subsidiary, 27 Health Inc., and also entered into a Manufacturing, Distribution and Sales Agreement (the “MDS”) with 27 Health Inc. The MDS is a multi-year production, fulfillment, and distribution agreement with 27 Health Inc. to launch its patent-pending Oral Sanitizer mouth spray which we hope will provide some protection from viruses by reducing viral transmission. The foregoing agreements are further described under the heading “Material Agreements” below.

On December 18, 2020, the Company received its product registration number from the Food and Drug Administration (FDA) and completed its first production run of Oral Shield antiseptic protection mouth spray. The Company along with its partners plans to market and distribute the product on a global scale and seeks to provide a convenient, travel-size, quality, multi-functioning antiseptic mouth spray for consumers to use throughout the day. We believe that mouthwash products can be effective at killing viruses, reducing the viral load within the mouth essentially supporting the reduction of virus transmissions.

Our Operating Strategy

As noted above, in 2020, the Company made a strategic pivot from our then-current nutraceutical manufacturing business by adding the manufacture of consumer sanitizer products utilizing the Company’s existing manufacturing capabilities and the Company’s ability to retrofit its operations and accommodate production due to the shortage of supply and demand for sanitizer products. To do so, consistent with Food and Drug Administration (“FDA”) requirements, the Company registered and obtained a labeler code as an over-the-counter (OTC) manufacturing facility and began manufacturing and distributing a line of liquid-based multi-use sanitizer spray products under the Company’s in-house brand, “Eddie’s Clean Hands,” packaged as a multi-use sanitizer spray, formulated per the CDC’s recommendation of containing at least 60-95% ethanol or isopropanol alcohol to be effective. We plan to continue manufacturing and distributing liquid-based multi-use sanitizer spray products under the Company’s in-house brand, “Eddie’s Clean Hands.”

Also, as discussed above, on December 18, 2020, the Company received its product registration number from the Food and Drug Administration (FDA) and completed its first production run of Oral Shield antiseptic protection mouth spray. The Company along with its partners plans to market and distribute the product on a global scale and seeks to provide a convenient, travel-size, quality, multi-functioning antiseptic mouth spray for consumers to use throughout the day. We believe that mouthwash products can be effective at killing viruses, reducing the viral load within the mouth essentially supporting the reduction of virus transmissions.

We also plan to continue the development, manufacturing and distribution of nutritional and dietary oral spray products and we believe a number of current industry trends will increase demand for private label products particularly in the industrial hemp CBD market. Our operating strategy for such products consists of the following key elements:

●	We purchase raw materials and produce goods only upon receipt of a firm commitment from our private label customers and we require payment in full prior to shipping. Once a product is shipped to a customer, we generally do not accept returns unless the product is defective or delivered late. These practices minimize our need to carry unsold inventories.
●	We regularly update our product line to keep up with consumer trends and industry developments.
●	We provide superior customer service by controlling the entire production process of our products. By controlling the production process, we have the ability to tailor products to a customer’s specific needs, offer customers rapid order turnaround time, maintain flexible scheduling and maintain higher standards of quality control.
●	We seek to add value to customers’ overall merchandising effort. We work closely with our customers to develop distinctive product lines at their particular price points. We believe that this process allows our customers to achieve a degree of differentiation from their retail competitors. We believe our ability to develop, manufacture and offer high quality, all-natural products is a competitive advantage and will lead to increased orders.
●	We emphasize the development of long-term relationships with our customers by providing a high level of customer service through our sales force. We seek to capitalize on our knowledgeable and experienced sales force by maintaining regular interaction with our customers which provides us with an understanding of which products will meet their particular needs.

Our Growth Strategy

We intend to grow our business by pursuing the following strategies:

●	We plan to continue to expand our manufacture of consumer sanitizer products.
●	We plan to continue manufacturing and distributing liquid-based multi-use sanitizer spray products under the Company’s in-house brand, “Eddie’s Clean Hands”.
●	We also plan to continue to brand ourselves as a High Quality GMP Compliant manufacturer of industrial hemp CBD products. Many manufacturers of CBD based products do not operate in compliance with GMP standards. All of our CBD products are tested at multiple stages of the production process to ensure product quality and a THC content of less than 0.3%.
●	We will seek to increase sales to our existing customers by expanding sales of additional products. Certain of our customers began their relationship with us by purchasing only one of our products. Since these initial purchases, we have been able to expand our sales to such customers to multiple products. This strategy has enabled us to expand our product sales to our existing customers over time. We aggressively pursue these cross-selling opportunities. Our range of products enables us to pursue many of these cross-selling opportunities.
●	We seek to increase sales to customers by offering products in categories outside of our traditional product offerings.
●	We plan to leverage our sales, reputation for quality all-natural products to expand our customer base to other private label customers within the industrial hemp CBD and Nutraceutical markets.

Our Customers

Our customers for our consumer sanitizer products include Grainger, Riverhead Chamber of Commerce and ecommerce direct to consumer consumers.

Our private label sales represent 7 different brands of products manufactured by us. Sales to private label customers represented approximately 99% and 99% of our revenues for the years ended December 31, 2020 and 2019, respectively. Our industrial hemp CBD products represented 100% and 100% of private label sales in the years ended December 31, 2020 and 2019, respectively.

We do not enter into long term contracts with our private label distributors and all sales are made by purchase order. Our private label customers are not obligated to order a minimum amount of product from us and can discontinue purchasing our product at any time.

We believe our private label products offer numerous benefits to our customers:

●	Our private label products as less expensive than brand name products, but of equal or better quality.
●	Our private label products offer the opportunity for higher profit margins than brand name products.
●	Distributing private label products builds brand recognition for the retail as well as the wholesale customer.
●	We are registered with the FDA and follow GMP in the manufacturing process ensuring high quality products and consistent standards for our private label customers.
●	Businesses using our private label products avoid the additional expense of manufacturing and creating the finished product.
●	Our private label customers are able to focus their attention and resources on their business and not on manufacturing a final product.
●	We believe that we offer high quality unique products with enhanced delivery systems that are effective and appealing to consumers.
●	We offer a wide range of private label products providing our customers with a variety of options.
●	Private label customers have the convenience of ordering our products online.

Manufacturing

As noted above, in 2020, the Company made a strategic pivot from our then-current nutraceutical manufacturing business by adding the manufacture of consumer sanitizer products utilizing the Company’s existing manufacturing capabilities and the Company’s ability to retrofit its operations and accommodate production due to the shortage of supply and demand for sanitizer products. To do so, consistent with FDA requirements, the Company registered and obtained a labeler code as an OTC manufacturing facility and began manufacturing and distributing a line of liquid-based multi-use sanitizer spray products under the Company’s in-house brand, “Eddie’s Clean Hands,” packaged as a multi-use sanitizer spray, formulated per the CDC’s recommendation of containing at least 60-95% ethanol or isopropanol alcohol to be effective. We plan to continue manufacturing and distributing liquid-based multi-use sanitizer spray products under the Company’s in-house brand, “Eddie’s Clean Hands”.

Also, as discussed above, on December 18, 2020, the Company received its product registration number from the FDA and completed its first production run of Oral Shield antiseptic protection mouth spray. The Company along with its partners plans to market and distribute the product on a global scale and seeks to provide a convenient, travel-size, quality, multi-functioning antiseptic mouth spray for consumers to use throughout the day. We believe that mouthwash products can be effective at killing viruses, reducing the viral load within the mouth essentially supporting the reduction of virus transmissions.

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

On June 6, 2017, we entered into an agreement to lease nineteen thousand eight hundred and thirty-one (19,831) square feet in Deerfield Beach, FL 33441. We plan to use seventeen thousand eight hundred (17,800) square feet of the new Deerfield Beach location for manufacturing, storage and distribution of our products. We expect to begin manufacturing at this location in August of 2021.

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

The FDA requires companies manufacturing homeopathic medicines to have their facilities certified as Good Manufacturing Practices (“GMPs”). Our manufacturing facility is registered with the FDA and is compliant with its GMP certification. Our quality control program seeks to ensure the superior quality of our products and that they are manufactured in accordance with current GMP. Our processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. Periodically, we retain the services of outside GMP audit firms to assist us in our efforts to comply with GMPs.

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

Product Development & Quality

We have in place comprehensive quality control procedures seeking to ensure that raw materials and finished goods meet our exacting quality standards. Each product we offer is based upon the research of Mr. Ward, with the assistance of our in-house chemists. Our products are and, in the future, will continue to be identified by Mr. Ward based upon suggestions from our customers, and from industry and market research he conducts on an ongoing basis. We do not employ medical professionals and our management does not have experience in the healthcare industry or in the treatment of disease. Our products have not been confirmed in any respect by the FDA or any other governmental agency and may not produce the results intended. In developing products, we require:

●	ingredients that are supported with a certificate of analysis, publicly available scientific research and references which our Chief Executive Officer reviews with our in-house chemists who assist in developing our final products;
●	ingredients that are combined so that their effectiveness is not impaired;

●	the CBD contained in our products is less than 0.3% and all other ingredients are in dosage levels that fall within tolerable upper intake levels established for healthy people by the Institute of Medicine of the National Academies and products with hemp;
●	our products do not contain adulterated ingredients such as ephedra, androstenedione, aspartame, steroids, or human growth hormones; and
●	our formulations have a minimum of one-year shelf life.

Sales and Marketing

Mr. Ward actively participates in the planning of our marketing and selling efforts. We employ 1 in house sales representative and use the services independent sales representatives on a commission basis. We believe that this sales structure enables us to effectively control our costs and sales efforts.

We believe that our marketing mix of social media promotions and search engine optimization is an optimal strategy to increase sales for both our private label and branded products. We use web based marketing to promote our brands and products including social media and promotion of our website at www.nutralifebiosciences.com. The information available on or accessible through our website is not a part of, and is not incorporated by reference into this Annual Report. Our website provides useful information about our industry, new developments and our products and allows visitors to order our retail and wholesale wellness, nutraceutical and CBD products. We use Search Engine Optimization (SEO) on an ongoing basis to drive traffic to our website and social media pages and enhance our presence on major search engines such as Google, Bing and Yahoo.

We aim to emphasize the development of long-term relationships with our customers. We believe that we have established strong relationships with individual buyers at each of our private label customers, and more importantly we have also established relationships with senior management of our key private label customers.

A key component of our ability to achieve long-term relationships is the high level of services that we provide to our customers. Each salesperson is responsible for all aspects of a customer’s needs, including product samples, obtaining orders, coordinating product selection, monitoring production and delivering finished products. During the production process, such salesperson is responsible for informing the customer about the progress of an order, including any difficulties that might affect delivery time. In this way, we and our customer can make appropriate arrangements regarding any delay or other change in the order. Further, we seek to ensure that multiple salespersons are familiar with each customer account so that they can work cooperatively to assist one another on a reciprocal basis. We believe that this sales management technique provides an advantage over our competitors because it ensures that our customers always have a knowledgeable salesperson available to discuss product orders and related issues.

Our sales force is in constant contact with our customers to develop an understanding of the customers’ retail strategies and production requirements. We use this information to provide our customers with products that meet their particular requirements efficiently. We require that our sales force be knowledgeable about all aspects of our products. We believe our knowledgeable sales force enables it to provide our customers immediate feedback as to the various costs and availability of various raw materials, and production times.

Employees

As of the date hereof, we have approximately 14 full-time and part-time employees. 1 employee is a chemist engaged in product development and testing, 4 are engaged in executive or administrative capacities, 10 employees are engaged in manufacturing, packaging, or distribution and 1is engaged in sales.

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

Patents and Trademarks

We received federal trademark registration for the expression “Spray your way to a healthier day!” that we use, or intend to use, to distinguish ourselves from others. All trademark registrations are protected for an initial period of five (5) years and then are renewable after five (5) years, if still in use, and every ten (10) years thereafter. We hold the following trade names from the U.S. Patent and Trademark office:

●	OralPro NutraSpray
●	NutraSpray
●	NRG X Spray
●	Micro Blast Body Slim
●	Micro Blast
●	Body Slim
●	NutraHemp CBD
●	Spray your way to a healthier day!

NutraDerma holds patent number 7,754,237 from the U.S. Patent and Trademark office, for an all-natural dermal patch designed to prevent mosquito and other insect bites. We plan to begin to test, manufacture and distribute this product in the 3rd quarter of 2021.

Backlog of Orders

We have no backlog of orders.

Seasonal Aspect of our Business

None of our products are affected by seasonal factors.

Status of any Publicly Announced New Product or Service

As noted above, in 2020, the Company made a strategic pivot from our then-current nutraceutical manufacturing business by adding the manufacture of consumer sanitizer products utilizing the Company’s existing manufacturing capabilities and the Company’s ability to retrofit its operations and accommodate production due to the shortage of supply and demand for sanitizer products. To do so, consistent with FDA requirements, the Company registered and obtained a labeler code as an OTC manufacturing facility and began manufacturing and distributing a line of liquid-based multi-use sanitizer spray products under the Company’s in-house brand, “Eddie’s Clean Hands,” packaged as a multi-use sanitizer spray, formulated per the CDC’s recommendation of containing at least 60-95% ethanol or isopropanol alcohol to be effective. We plan to continue manufacturing and distributing liquid-based multi-use sanitizer spray products under the Company’s in-house brand, “Eddie’s Clean Hands”.

Also, as discussed above, on December 18, 2020, the Company received its product registration number from the FDA and completed its first production run of Oral Shield antiseptic protection mouth spray. The Company along with its partners plans to market and distribute the product on a global scale and seeks to provide a convenient, travel-size, quality, multi-functioning antiseptic mouth spray for consumers to use throughout the day. We believe that mouthwash products can be effective at killing viruses, reducing the viral load within the mouth essentially supporting the reduction of virus transmissions.

Material Agreements

Owen Morgan

On February 4, 2019, Phytochem entered into an agreement (the “Agreement”) with Owen Morgan, an individual, whereby Mr. Morgan agreed to provide certain know how and services to Phytochem for the commercialization of certain technologies (the “Technology”) to separate and/or process the components of hemp to remove and/or modify, purify, dilute and extract bioactive ingredients and/or remove unwanted substances to produce finished products for a variety of applications.

Mr. Morgan agreed to provide services to Phytochem for a period of one (1) year. In exchange for his services, Mr. Morgan received $65,520 upon execution of the Agreement and agreed to be compensated $15,000 monthly. Mr. Morgan’s services included overseeing all aspects of the manufacturing which was to be done in the United Kingdom. Phytochem was obligated to pay up to $10,000 to manufacture a demo unit (“Demo Unit”) using the Technology and $400,000 plus enhancement costs, shipping and installation to manufacture one commercial units using the Technology.

Phytochem was obligated to pay Mr. Morgan 40% of net revenues derived from the commercialization of the Technology. In addition, Mr. Morgan was to receive shares of the Company’s Common Stock upon certain milestones. Upon receipt of the Demo Unit and Commercial Unit, Mr. Morgan shall receive 500,000 and 1,500,000 shares, respectively. If the commercialization of the Technology results in revenues of $1,000,000, $5,000,000 and $10,000,000, Mr. Morgan was to receive 2,000,000 shares upon each milestone. If the commercialization of the Technology results in revenues of $25,000,000, $50,000,000, and $100,000,000, Mr. Morgan shall receive 4,000,000, 5,000,000 and 5,000,000 shares, respectively, upon each milestone.

This agreement is in default since Mr. Morgan failed to deliver the commercial units.

Orlando Pharmacy

On March 10, 2019, we entered into an agreement (the “Agreement”) with Orlando Pharmacy Inc., a Florida corporation (the “Pharmacy”) whereby we granted a limited exclusive license to the Pharmacy for a unique process for a delivery system to deliver testosterone into the human body using an oral spray. Under the terms of the Agreement, the Pharmacy was obligated to pay royalties to us of sixty-six and two thirds percent (66 2/3%) of its net sales of the “Product” within fifteen (15) days after the close of each calendar month. The Agreement had a term of five (5) years unless earlier terminated. The Agreement l automatically terminates upon:

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

This Agreement was terminated pursuant to clause (b) above upon three (3) months after execution, as the Pharmacy failed to have net revenues of at least $10,000 from the sale of the Product.

NewLeaf Assets LLC

On March 10, 2019, we entered into an agreement with NewLeaf as amended, (the “Agreement”) whereby NewLeaf invested an aggregate of $1,380,000 (the “Investment”) in our securities (the “Securities”) as follows:

(a)	NewLeaf invested the sums of $250,000, $130,000 and $1,000,000 on July 31, 2018, August 31, 2018 and March 15, 2019, respectively;
(b)	On July 31, 2018 NewLeaf was granted 2,000,0000 shares of our common stock and warrants to purchase 625,000 shares at the price of $.20 per share at any time for a period of three (3) years;
(c)	On August 31, 2018 NewLeaf received warrants to purchase 325,000 shares of our common stock at the price of $.20 per share at any time for a period of three (3) years;
(d)	On March 15, 2019, NewLeaf invested the sum of $1,000,000; and
(e)	On March 15, 2019, we issued 13,764,705 common shares, warrants to purchase an additional 10 million common shares at the price of $.20 per share at anytime until March 4, 2022 and an option to purchase an aggregate of 7,647,058 common shares at the aggregate price of $650,000 at any time prior to April 8, 2019. This option was not exercised prior to such date.

As a result of the Investment, NewLeaf holds an aggregate of 15,764,705 of our common shares, warrants to purchase an additional 10,950,000 common shares for an aggregate price of $2,190,000 and had an option to purchase an additional 7,647,058 common shares for an aggregate price of $650,000 at any time prior to April 8, 2019, which was not exercised prior to such date.

The Company paid a finder’s fee of 10% in connection with the Investment to Mitchell Pasin. Under the terms of the Agreement, if NewLeaf sells, assigns, gifts or otherwise transfers any portion of the Securities to any other person or entity (the “Transferees”), the aggregate amount of the Securities that may be sold by all NewLeaf and the Transferees in the aggregate shall be 1% of the Company’s then outstanding common shares every ninety (90) days.

June 2019 Investment Agreement, Note, Security Agreement, Purchase Royalty Agreement, Pledge Agreement, Pledgor Royalty Agreement and November 2019 Amendments Thereto

June 2019 Investment Agreement

On June 6, 2019, the Company entered into that and Investment Agreement (the “June 2019 Investment Agreement” and collectively with the June 2019 Note, the June 2019 Purchaser Royalty Agreement, the June 2019 Security Agreement, the June 2019 Pledgor Royalty Agreement and the June 2019 Mortgage, each as hereinafter defined, the “Transaction Documents” by and among the Company, PhytoChem and Kahn Family Limited PT II (the “Purchaser”). Pursuant to the terms of the June 2019 Investment Agreement, the Company agreed to issue and sell, and the Purchaser agreed to purchase, a full recourse secured convertible promissory note bearing interest at the rate of 8.5% per annum in the principal amount (the “Principal Amount”) of $1,000,000 (the “June 2019 Note”). In addition to repayment of the June 2019 Note and the payment of interest as set forth in the June 2019 Note, the Company agreed to pay the following consideration to the Purchaser: (i) 500,000 shares of the Company’s common stock, and (ii) 8.5% of the revenue generated from the first four of the Ennea Processors monetized and/or commercialized by the Company pursuant to an agreement by and between Owen J. Morgan and the Company dated February 4, 2019 (the “Collateral Processors”) while the Principal Amount of the June 2019 Note is outstanding and 5.0% thereafter as set forth in that certain Royalty Participation Agreement dated June 6, 2019 by and among the Company, PhytoChem and the Purchaser (the “June 2019 Purchaser Royalty Agreement”).

Pursuant to the terms of the June 2019 Investment Agreement, the Principal Amount of the June 2019 Note is secured by the Collateral Processors in accordance with the terms of the June 2019 Note and that certain Security Agreement (the “June 2019 Security Agreement”) dated June 6, 2019 by and among the Company, PhytoChem and the Purchaser. The Principal Amount of the June 2019 Note is also secured by certain real property (the “Real Property”) owned by Brenda Hamilton (the “Pledgor”) pursuant to the terms of that certain Pledge Agreement (the “June 2019 Pledge Agreement”) dated June 6, 2019 by and among NutraLife, PhytoChem, the Pledgor and the Purchaser. Pursuant to the terms of the June 2019 Investment Agreement and the mortgage on the Real Property (the “June 2019 Mortgage”), the June 2019 Mortgage will be reduced by any and all consideration of any nature that is paid to the Purchaser by the Company under the Transaction Documents.

The June 2019 Investment Agreement provides that any controversy or claim arising out of or relating to the June 2019 Investment Agreement will be settled by binding arbitration and judgment on the award entered in any court having jurisdiction.

The Agreement contains customary representations, warranties and conditions.

June 2019 Note

On June 6, 2019, the Company issued the June 2019 Note in the Principal Amount of $1,000,000. Pursuant to the terms of the June 2019 Note, the entire outstanding principal balance of the June 2019 Note matures on December 7, 2020. The June 2019 Note provides that until such time as the Principal Amount of the June 2019 Note has been paid in full, interest will accrue at the fixed rate of 8.5% per annum. Beginning July 7, 2019 and through December 7, 2019, the Company agreed to make interest only payments at a fixed rate of 8.5% per annum on the Principal Amount of the June 2019 Note. Beginning on January 7, 2020 and continuing until the maturity date, the Company agreed to make equal monthly installment payments of principal and interest at the fixed rate of 8.5% per annum in an amount sufficient to fully amortize the Principal Amount of the June 2019 Note and all accrued interest over an amortization period of 12 months, until the amounts due under the June 2019 Note are paid in full.

Pursuant to the terms of the June 2019 Note, all payments made by the Company to the Purchaser under the Transaction Documents, including but not limited to the June 2019 Note, will be first applied to the Principal Amount then to accrued interest outstanding. Any and all consideration paid by the Company to the Purchaser under the Transaction Documents will reduce the amounts secured by the June 2019 Mortgage without affecting the amounts owed by the Company to the Purchaser under the Transaction Documents. The June 2019 Note is secured by the Collateral Processors pursuant to the terms of the June 2019 Investment Agreement and the June 2019 Security Agreement. The Company agreed to deliver a pledge of the Real Property to secure the Principal Amount pursuant to the terms of the June 2019 Pledge Agreement and June 2019 Mortgage, and the June 2019 Mortgage will be reduced from time to time by the consideration paid by the Company to the Purchaser. Simultaneously with the payment of consideration equal to the Principal Amount of the June 2019 Note, the Purchaser will record with the Palm Beach County Property Appraiser’s Officer a Satisfaction of the Mortgage releasing the Purchaser’s June 2019 Mortgage on the Real Property.

In the event of a default of the June 2019 Note, Purchaser has full recourse to all the assets of the Company and the Purchaser will be required to proceed against or exhaust all remedies against both the Company and PhytoChem’s assets prior to proceeding against the June 2019 Mortgage and/or commencing an action to foreclose the June 2019 Mortgage.

At any time while the June 2019 Note is outstanding, the Purchaser will have the option of converting the Principal Amount and accrued interest due on the June 2019 Note into common stock of the Company at a price of $1.00 per share. Upon conversion of the Principal Amount and/or interest, the Company will be forever released from all of its obligations and liabilities under the June 2019 Note. In the event Purchaser converts less than all principal and interest outstanding, the amount converted under the June 2019 Note will be first applied to reduce the principal until it is paid in full. Additionally, upon conversion of all outstanding principal at the time of conversion, the June 2019 Mortgage will be released as security for the obligations and liabilities under the June 2019 Note.

For purposes of the June 2019 Note, an event of default means that the Company has failed to make any payment required under the June 2019 Note within 15 days after the date the payment is due. If the Company is in default under the June 2019 Note, the unpaid principal and accrued interests and any other unpaid amounts and costs due will bear interest at the rate of 10% (the “Default Rate”) until the event of default is cured. From and after the Maturity Date any unpaid principal and interest and any other unpaid amounts and costs under the June 2019 Note will bear interest at the Default Rate. Additionally, and without limitation, all amounts owed under any judgment obtained by Purchaser against the Company with respect to the June 2019 Note will bear interest at the Default Rate. The June 2019 Note provides that any controversy or claim arising out of or relating to the June 2019 Note will be settled by binding arbitration and judgment on the award entered in any court having jurisdiction.

June 2019 Security Agreement

Pursuant to the terms of the June 2019 Security Agreement, the Company assigned and granted to the Purchaser a continuing lien on and security interest in the Collateral. The Company agreed that it would not sell or offer to sell or otherwise transfer or grant or allow the imposition of a lien or security interest upon the Collateral or use any portion thereof in any manner inconsistent with the June 2019 Security Agreement or with the terms and conditions of any policy of insurance thereon. The Company also irrevocably authorized Purchaser at any time and from time to time to file in any Uniform Commercial Code (“UCC”) jurisdiction any initial financing statements and amendments thereto relating to the Collateral as provided in the June 2019 Security Agreement.

The Company will, at the Purchaser’s option, be in default under the June 2019 Security Agreement upon the happening of any of the following events or conditions (each, a “June 2019 Security Agreement Event of Default”): (a) a failure to pay any amount due under the June 2019 Note or the June 2019 Security Agreement within 15 days after the due date; (b) failure by the Company to perform any of its other obligations under the June 2019 Security Agreement within 30 days of notice from Purchaser of the same; (c) falsity, inaccuracy or material breach by the Company or any written warranty, representation or statement made or furnished to the Purchaser by or on behalf of the Company; (d) an uninsured material loss, theft, damage, or destruction to any of the Collateral, or the entry of any judgment against the Company or any lien against or making of any levy, seizure or attachment of or on the Collateral; or (e) the failure of the Purchaser to have a perfected first priority security interest in the Collateral.

Upon the occurrence of any June 2019 Security Agreement Event of Default and at any time thereafter, the Purchaser may declare all obligations secured by the June 2019 Security Agreement immediately due and payable and will have, in addition to any remedies provided in the June 2019 Security Agreement or by any applicable law or in equity, all the remedies of a secured party under the UCC. The June 2019 Security Agreement provides that any controversy or claim arising out of or relating to the June 2019 Security Agreement will be settled by binding arbitration and judgment on the award entered in any court having jurisdiction.

If the Company is in default under the June 2019 Note, the unpaid principal and accrued interests and any other unpaid amounts and costs due will bear interest at the rate of 10% (the “Default Rate”) until the event of default is cured. From and after the Maturity Date any unpaid principal and interest and any other unpaid amounts and costs under the June 2019 Note will bear interest at the Default Rate. Additionally, and without limitation, all amounts owed under any judgment obtained by Purchaser against the Company with respect to the June 2019 Note will bear interest at the Default Rate.

June 2019 Purchaser Royalty Agreement

Pursuant to the terms of the June 2019 Purchaser Royalty Agreement, which has a 10-year term, commencing upon the fiscal quarter in which revenue is derived directly or indirectly from any of the Collateral Processors, the Company will pay to the Purchaser non-refundable royalty payments consisting of 8.5% of all Net Revenue (as defined in the June 2019 Purchaser Royalty Agreement) received by the Company as a result of the commercialization and/or monetization of the Collateral Processors until such time as the Principal Amount has been paid. At such time as the Principal Amount has been paid to the Purchaser, Purchaser will receive non-refundable royalty payments consisting of 5.0% of Net Revenue received by the Company as a result of the commercialization and/or monetization of the first two processors of the Collateral Processors. The royalty payments will be paid by the Company to the Purchaser within 15 days after the end of the quarter in which the Company receives payment for any Net Revenue from the Collateral Processors. The June 2019 Purchaser Royalty Agreement provides that any controversy or claim arising out of or relating to the June 2019 Purchaser Royalty Agreement will be settled by binding arbitration and judgment on the award entered in any court having jurisdiction.

June 2019 Pledge Agreement

Pursuant to the terms of the Pledge Agreement, to induce Brenda Hamilton (the “Pledgor”) to enter into the June 2019 Pledge Agreement and the Mortgage, the Company represented and warranted to the Pledgor and the Purchaser that the Company will timely pay all amounts owing to the Purchaser, and that it will deliver full and timely payment of all and any amounts due and/or which may become due to the Purchaser from the Company from time to time in connection with the Transaction Documents without limitation. Purchaser agreed that it understood that all consideration delivered to the Purchaser by the Company pursuant to the Transaction Documents will be applied to the Principal Amount and as a result, the Mortgage will be reduced by any and all payments of consideration of any type made by the Company to the Purchaser under the Transaction Documents.

In addition, under the terms of the June 2019 Pledge Agreement, based upon the representations of the Company and the Purchaser that they will perform and comply with their obligations and duties under the Transaction Documents, the Pledgor agreed to provide the Purchaser with the June 2019 Mortgage which will secure the Company’s payment of the Principal Amount pursuant to the Transaction Document. The June 2019 Mortgage will be reduced from time to time by any and all payments made by the Company to the Purchaser under the Transaction Documents. In exchange for providing the Real Property collateral, the Pledgor agreed to receive:

(i)	500,000 shares of the Company’s common stock,

(ii)	Commencing on December 5, 2019, monthly payments equal to the interest paid by the Company to the borrower under the June 2019 Note accruing from time of the Purchaser’s delivery of the Principal Amount to the Company until the June 2019 Note is paid in full, and

(iii)	8.5% of the Net Revenue while the Principal Amount is outstanding and 5.0% thereafter on the first two processors of the Collateral Processors as set forth in that certain Royalty Participation Agreement dated as of June 6, 2019 by and among the Company, PhytoChem and the Pledgor (the “June 2019 Pledgor Royalty Agreement”).

As set forth in the June 2019 Pledge Agreement, the terms including payment due dates and maturity dates of the June 2019 Note may not be extended by the Purchaser and the Company without the express written consent of the Pledgor. In the event that the June 2019 Note is amended or modified including to extend a payment due date or the maturity date of the June 2019 Note, without the Pledgor’s written consent, then Pledgor’s obligation to provide security under the June 2019 Pledge Agreement will automatically cease, and the June 2019 Mortgage will be deemed satisfied and released in full as security for the Principal Amount of the Amended Note, and (iii) the Purchaser will immediately record with the Palm Beach County Property Appraiser’s Officer a Satisfaction of Mortgage releasing the Purchaser’s lien on the Real Property.

Pursuant to the terms of the June 2019 Pledge Agreement, a default means that the Company has failed to make any payment required under the June 2019 Note, within 15 days after the date the payment is due. If after exhaustion of all other remedies, including enforcement of the lien against the Collateral and collection of all amounts due from the Company, there remains a default, then the Purchaser will provide written notice to the Pledgor of the default and the Pledgor will have the option but not the obligation to cure the default. In such event, the amounts paid by the Pledgor will bear interest at the highest rate allowed under Florida law. So long as the Company is in default of its obligations under the June 2019 Note, then the Company will pay the Pledgor interest on the amounts outstanding under the June 2019 Note at a rate of 10%.

If the Company defaults on its obligations under the June 2019 Note, the June 2019 Pledge Agreement or any of the other Transaction Agreements, the Company will reimburse the Pledgor on demand for (i) payments made by the Pledgor to Purchaser to cure a default by the Company under the June 2019 Investment Agreement and/or the June 2019 Note, and (ii) all costs and expenses, including attorneys’ fees and disbursements that the Pledgor incurs in exercising any right, power, or remedy provided by the June 2019 Note, the June 2019 Purchaser Royalty Agreement, the June 2019 Security Agreement, the June 2019 Pledgor Royalty Agreement, the June 2019 Mortgage or by law or defending any action arising out of the June 2019 Note, the June 2019 Purchaser Royalty Agreement, the June 2019 Security Agreement, the June 2019 Pledgor Royalty Agreement or the June 2019 Mortgage. Additionally, in the event of a default by the Company, all costs incurred and paid by the Pledgor will bear interest at the highest rate allowed under Florida law. The June 2019 Pledge Agreement provides that any controversy or claim arising out of or relating to the June 2019 Pledge Agreement will be settled by binding arbitration and judgment on the award entered in any court having jurisdiction.

June 2019 Pledgor Royalty Agreement

Pursuant to the terms of the June 2019 Pledgor Royalty Agreement, which has a 10-year term, commencing upon the fiscal quarter in which revenue is derived directly or indirectly from any of the Collateral Processors, the Company will pay to the Pledgor non-refundable royalty payments consisting of 8.5% of all Net Revenue received by the Company as a result of the commercialization and/or monetization of the Collateral Processors until such time as the Principal Amount has been paid. At such time as the Principal Amount has been paid to the Purchaser, the Pledgor will receive non-refundable royalty payments consisting of 5.0% of Net Revenue received by the Company as a result of the commercialization and/or monetization of the first two processors of the Collateral Processors. The royalty payments will be paid by the Company to the Pledgor within 15 days after the end of the quarter in which the Company receives payment for any Net Revenue from the Collateral Processors. The June 2019 Pledgor Royalty Agreement provides that any controversy or claim arising out of or relating to the June 2019 Pledgor Royalty Agreement will be settled by binding arbitration and judgment on the award entered in any court having jurisdiction.

Amended Investment Agreement

On November 13, 2019, the Company entered into an amended Investment Agreement (the “Amended Investment Agreement” and collectively with the Amended Note, the Amended Purchaser Royalty Agreement, the Amended Security Agreement, the Amended Pledgor Royalty Agreement and the Amended Mortgage, each as hereinafter defined, the “Amended Transaction Documents”) by and among the Company and the Purchaser. Pursuant to the terms of the Amended Investment Agreement, the Principal Amount of the Amended Note is secured by the current assets and future assets of the Company and its subsidiaries (the “Collateral”), including the Collateral Processors in accordance with the terms of provisions of the Amended Note and the Amended Security Agreement. Except as set forth herein, the terms of the Amended Investment Agreement are substantially similar to the terms of the June 2019 Investment Agreement.

Amended Note

Pursuant to the terms of the Amended Note dated November 13, 2019 from the Company to the Purchaser (the “Amended Note”), the entire outstanding principal balance of the Amended Note matured on December 7, 2020. The Amended Note provides that the Company make the first interest only payment on December 7, 2019 at the fixed rate of 5.75% per annum. Beginning January 7, 2020 and continuing until the maturity date, the Company agreed to make equal monthly installment payments of principal and interest at the fixed rate of 5.75% per annum in an amount sufficient to fully amortize the Principal Amount of the Amended Note and all accrued interest over an amortization period of 18 months, until all amounts due under the Amended Note are paid in full. Interest will accrue from June 6, 2019 at the rate of 5.75% per annum until the maturity date of the Amended Note.

Pursuant to the terms of the Amended Note, all payments made by the Company to the Purchaser under the Transaction Documents, including but not limited to the Amended Note, will be first applied to the Principal Amount then to accrued interest outstanding. Any and all consideration paid by the Company to the Purchaser under the Transaction Documents will reduce the amounts secured by the Amended Mortgage without affecting the amounts owed by the Company to the Purchaser under the Transaction Documents.

The Amended Note is secured by the Collateral Processors, including the Collateral Processors. A pledge of the Real Property secures the Principal Amount pursuant to the terms of the Amended Pledge Agreement and Amended Mortgage, and the Amended Mortgage will be reduced from time to time by the consideration paid by the Company to the Purchaser. Simultaneously with the payment of consideration (whether interest, royalty and/or securities, as provided in the Amended Note and the Amended Investment Agreement) equal to the Principal Amount of the Amended Note, the Purchaser will record with the Palm Beach County Property Appraiser’s Officer a Satisfaction of the Mortgage releasing the Purchaser’s Amended Mortgage on the Real Property.

Pursuant to the terms of the Amended Note, Purchaser has full recourse to the Collateral and the Purchaser will be required to proceed against and exhaust all remedies against the Collateral prior to proceeding against the Amended Mortgage and/or commencing an action to foreclose the Amended Mortgage. Except as set forth herein, the terms of the Amended Note are substantially similar to the terms of the June 2019 Note.

Amended Security Agreement

Pursuant to the terms of an amended security agreement dated November 13, 2019 by and between the Company and the Purchaser (the “Amended Security Agreement”), the Company assigned and granted to the Purchaser a continuing lien on and security interest in the Collateral, including the Collateral Processors. Except as set forth herein, the terms of the Amended Security Agreement are substantially similar to the terms of the June 2019 Security Agreement.

Amended Purchaser Royalty Agreement

On November 13, 2019, the Company entered into that certain purchaser royalty agreement dated November 13, 2019 by and between the Company and the Purchaser (the “Amended Purchaser Royalty Agreement”). Aside from certain conforming changes, the terms of the Amended Purchaser Royalty Agreement are substantially similar to the terms of the June 2019 Purchaser Royalty Agreement.

Amended Pledge Agreement

On November 13, 2019, the Company entered into an amended pledge agreement by and among the Company, the Pledgor and the Purchaser (the “Amended Pledge Agreement”). Pursuant to the terms of the Amended Pledge Agreement, to induce Pledgor to enter into the Amended Pledge Agreement and the Mortgage, the Company and the Purchaser represented and warranted to the Pledgor that each of the Company and the Pledgor will timely comply with all requirements and obligations under the Transaction Documents and the Company will pay all amounts owing to the Purchaser, and that it will deliver full and timely payment of all and any amounts due and/or which may become due to the Purchaser from the Company from time to time in connection with the Transaction Documents without limitation. Purchaser agreed that it understood that all consideration delivered to the Purchaser by the Company pursuant to the Transaction Documents will be applied to reduce the Principal Amount secured by the Amended Mortgage and as a result, the Amended Mortgage will be reduced by any and all payments of consideration of any type (including cash or securities) made by the Company to the Purchaser under the Transaction Documents and the June 2019 Investment Agreement and June 2019 Note.

Pursuant to the terms of the Amended Pledge Agreement, based upon the representations of the Company and the Purchaser that they will perform and comply with their obligations and duties under the Transaction Documents, the Pledgor agreed to provide the Purchaser with the Amended Mortgage which will secure the Company’s payment of the Principal Amount pursuant to the Transaction Document. The Amended Mortgage will be reduced from time to time by any and all payments of any nature (including cash or securities) made by the Company to the Purchaser under the Transaction Documents. In exchange for providing the Real Property collateral, the Company agreed to pay to Pledgor:

(i)	500,000 shares of the Company’s common stock, which were issued upon execution of the June 2019 Pledge Agreement,

(ii)	Commencing on December 7, 2019 and ending on the maturing date of the Amended Note, monthly payments equal to 5% interest on the Principal Amount accruing on the Principal Amount and accrued interest from June 6, 2019 until the maturity date of the Amended Note, and

(iii)	8.5% of the Net Revenue so long as any portion of the Principal Amount is outstanding and 5.0% thereafter on the first two processors of the Collateral Processors as set forth in that certain Amended Royalty Participation Agreement dated as of November 13, 2019 by and among NutraLife, PhytoChem and the Pledgor (the “Amended Pledgor Royalty Agreement”).

As set forth in the Amended Pledge Agreement, the terms set forth in the Transaction Documents may not be extended by the Purchaser and the Company without the express written consent of the Pledgor so long as any portion of the Principal Amount is outstanding. In the event that any of the Transaction Documents is amended and/or modified in any respect without the Pledgor’s written consent while any portion of the Principal Amount is outstanding then (i) Pledgor’s obligation to provide security under the Amended Pledge Agreement will automatically cease, (ii) the Amended Mortgage will be deemed satisfied and released in full as security for the Principal Amount of the Amended Note, and (iii) the Purchaser will immediately record with the Palm Beach County Property Appraiser’s Officer a Satisfaction of Mortgage releasing the Purchaser’s lien on the Real Property at the cost of the Company.

Pursuant to the terms of the Amended Pledge Agreement, a default means that the Company has failed to make any payment required under the Amended Note, within 15 days after the date the payment is due. If after exhaustion of all other remedies, including enforcement of the lien against the Collateral and collection of all amounts due from the Company, there remains a default owed to the Purchaser, then the Purchaser will provide written notice to the Pledgor of the default and the Pledgor will have the option but not the obligation to cure the default. In such event, the amounts paid by the Pledgor to enforce its rights under the Amended Pledge Agreement will bear interest at the highest rate allowed under Florida law. So long as the Company is in default of its obligations under the Transaction Documents, then the Company will pay the Pledgor interest on the Principal and accrued interest outstanding under the Amended Note at the highest rate allowed under Florida law.

If the Company defaults on its obligations under the Amended Note, the Amended Pledge Agreement or any of the other Transaction Agreements, the Company will reimburse the Pledgor on demand for (i) payments made by the Pledgor to Purchaser to cure a default by the Company under the Amended Investment Agreement and/or the Amended Note, and (ii) all costs and expenses, including attorneys’ fees and disbursements that the Pledgor incurs in exercising any right, power, or remedy provided by the Amended Note, the Amended Purchaser Royalty Agreement, the Amended Security Agreement, the Amended Pledgor Royalty Agreement, the Amended Mortgage or by law or defending any action arising out of the Amended Note, the Amended Purchaser Royalty Agreement, the Amended Security Agreement, the Amended Pledgor Royalty Agreement or the Amended Mortgage. Additionally, in the event of a default by the Company, all costs incurred and paid by the Pledgor including but not limited to attorney fees and any amounts Pledgor pays to cure a default by the Company of the Amended Note will bear interest at the highest rate allowed under Florida law. Except as set forth herein, the terms of the Amended Pledge Agreement are substantially similar to the terms of the June 2019 Pledge Agreement.

Amended Pledgor Royalty Agreement

On November 13, 2019, the Company entered into the Amended Pledgor Royalty Agreement. Aside from certain conforming changes, the terms of the Amended Pledgor Royalty Agreement are substantially similar to the terms of the June 2019 Pledgor Royalty Agreement.

Company Default

The Company has not made the principal and interest payments on the Amended Note as of the date of this Annual Report. The Company now believes that it may have defenses to the enforcement of the Transaction Documents as written, however this may not be the case. Additionally, the Purchaser has not indicated to the Company that it will seek to enforce its rights under the Transaction Documents or that it will proceed against the Collateral.

Stock Purchase Agreement

On November 2, 2020 (the “Closing Date”), the Company entered into a Stock Purchase Agreement (the “SPA”) by and between the Company, Lord Global Corporation, a Nevada corporation (the “Lord Global”) and 27 Health, Inc., a wholly-owned subsidiary of Lord Global (“27 Health”). Pursuant to the SPA, the Company acquired from Lord Global 250 shares of Series X Convertible Preferred Stock of Lord Global (the “Series X Stock”) in exchange for the issuance by the Company to 27 Health of 12,500,000 shares of common stock, par value $0.0001 per share, of the Company (the “NutraLife Common Stock”). The transactions pursuant to the SPA closed on the Closing Date.

Each share of Series X Stock is convertible into shares of common stock, par value $0.001 per share, of Lord Global (the “Lord Global Common Stock”) at the rate of 1,000 shares of Lord Global Common Stock per share of Series X Stock, subject to customary adjustments for stock splits, stock dividend, stock combinations, recapitalizations or other similar transactions. The conversion of the Series X Stock is subject to a customary beneficial limitation such that the Company may not convert the Series X Stock into Lord Global Common Stock if such conversion would result in the Company and its affiliates having beneficial ownership of in excess of 4.99% of the outstanding shares of Lord Global Common Stock, provided that the Company may elect to waive this limitation on 61 days’ notice to Lord Global.

In addition to the Series X Stock issued to the Company, in the event that, on the first business day following the 180-day anniversary of the Closing Date, the average volume weighted average price of the Lord Global Common Stock for the 10 trading day period prior to that date is less than $4.00 (subject to customary adjustments), then Lord Global will issue to the Company, for no additional consideration payable by the Company, a number of shares of Lord Global Common Stock equal to (i) $1,000,000, divided by (ii) the share price as of such date, minus 250,000 (the “First Adjustment Shares”). A second such adjustment shall be completed on the first business day following the one-year anniversary of the Closing Date, provided that at this adjustment the number of First Adjustment Shares will also be deducted from any additional shares to be issued to the Company.

Manufacturing, Distribution and Sales Agreement

In connection with the SPA and the transactions as set forth therein, on the Closing Date the Company also entered into a Manufacturing, Distribution and Sales Agreement (the “MDS Agreement”) by and between the Company and 27 Health. 27 Health, together with Lord Global (referred to in this section jointly as “27 Health”) has developed and currently manufactures and markets certain products related to the testing and treatment of COVID-19 (the “Coviguard Products”).

Pursuant to the MDS Agreement, 27 Health engaged the Company to manufacture the Coviguard Products and granted the Company the right, on a non-exclusive basis, to sell and distribute the Coviguard Products manufactured by the Company though all channels of distribution on a worldwide basis and to undertake advertising and marketing as determined to be necessary by the Company, with written notice, in connection therewith.

During the term of the Agreement, the Company has the exclusive right to manufacture the Coviguard Products, subject to the Company’s continued ability to meet in all material respects the production requirements of 27 Health for the Coviguard Products. In the event that the Company is unable, in the sole determination of 27 Health, to meet the production requirements, 27 Health may seek other sources for the manufacturing of the Coviguard Products or may terminate the MDS Agreement.

Pursuant to the MDS Agreement, the Company may elect to market the Coviguard Products directly, without any requirement of an order for the manufacturing of the products being supplied by 27 Health or accepted by the Company. All such direct sales will be made by the Company to the recipient of the products, and the Company will pay to 27 Health a set distributor price for the products, and retain the balance paid by the buyer.

In the event that the Company identifies a potential third-party customer for the Coviguard Products, but does not elect to sell the Coviguard Products directly to the customer as set forth above, the Company may refer such potential customer to 27 Health. If the customer is a not a current customer of 27 Health, then for any and all sales of Coviguard Products to such new customers, 27 Health will pay to the Company 15% commissions on these sales. No commissions would be paid for sales to customers who were already customers of 27 Health at the time.

The MDS Agreement has an initial term of 5 years, with automatic extensions of 1 year each, subject to earlier expiration or termination as set forth therein.

Competitive Business Conditions

The nutritional, dietary supplement and industrial hemp CBD industries, as well as the sanitizer products industry, are highly competitive. Numerous manufacturers and distributors compete with us for customers throughout the United States selling products to private label customers and retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. We are also vulnerable to competition from companies that can manufacture similar products to our products and compete for private label customers. The markets for our products are highly competitive. We seek to compete on the basis of customer service, product quality, pricing and marketing support.

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

Costs and Effects of Compliance with Environmental Laws

We are in a business that involves the use of raw materials in a manufacturing process, however, we believe that it is unlikely that such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property that could lead to liability as a landowner. Therefore, we do not anticipate that there will be any material costs associated with compliance with environmental laws and regulations.

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

Regulation of our Hemp Finished Products

The sale of our Hemp Finished Products is potentially subject to a complex web of federal and state regulations that are evolving at a rapid rate. The formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), and, to a lesser extent, the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), Drug Enforcement Agency (“DEA”) and the Environmental Protection Agency (“EPA”). Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. These agencies can change their rules at any time. Should we become subject to FDA, DEA or other enforcement proceedings we would have to cease operations.

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, distribution and sale of drugs, food, including dietary supplements, and over-the-counter drugs.

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act”), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and legalizing the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. We believe that our hemp products are and will continue to be federally legal in the United States in that they contain and will continue to contain less than 0.3% of THC in compliance with the 2018 Farm Bill guidelines and will have no psychoactive effects on our customers’ bodies. Notwithstanding, there is no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The 2018 Farm Bill also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Bill did not change the FDA’s oversight authority over hemp products. The 2018 Farm Act delegated the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our hemp products would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our hemp products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our operations with respect to such products.

Additionally, the FDA has indicated its view that certain types of hemp products may not be permissible under the United States Federal Food, Drug and Cosmetic Act (“FDCA”). The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added hemp, and marketing products containing hemp as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our hemp product offerings comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

We do not intend to offer and do not compete with companies that offer cannabis products containing high levels of psychoactive THC in the United States. Although legal in some states in the United States, we are not in, and do not intend to enter into this market. We offer hemp-based products to customers in the United States but do not compete with any medical or recreational marijuana sellers of products for high THC content sales due to legal and regulatory restrictions and uncertainty in the United States.

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

We have not obtained and do not plan to obtain FDA approval of our CBD products. As a result, we could be subject to enforcement proceedings by the FDA. We do not believe that FDA enforcement proceedings are likely since our products only contain trace elements of THC and do not cause the “high” associated with the THC in marijuana. Additionally, Hemp Finished Products like those sold by us are sold by large retailers online including Whole Foods, Publix, Wal-Mart and others. Despite the foregoing, should we become subject to FDA or other enforcement proceedings we could have to cease operations.

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

IRS section 280(E) prevents cannabis companies from deducting expenses from their income, except for those considered cost of goods sold. No deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by federal law or the law of any State in which such trade or business is conducted. Though, for the reasons described above, we do not believe the Hemp Finished Products to be appropriately treated as a controlled substance, if IRC 280(E) is enforced against us relating to deductions concerning our Hemp Finished Products, such tax treatment could create operating and cash flow problems in the future.

Cannabis versus Hemp

While hemp and cannabis are both derived from the same species (Cannabis sativa), there are major differences in the characteristics of the respective plant strains that produce industrial hemp on the one hand, and cannabis products on the other. In short, hemp is a strain of the Cannabis sativa plant that has been grown primarily for use in industrial applications and has been specifically cultivated to produce a low tetrahydrocannabinol (“THC”) content and a high cannabidiol (“CBD”) content. THC is the psychoactive constituent of cannabis and is responsible for producing the psychoactive effects of the drug. CBD is another active ingredient present in Cannabis sativa plants, and it largely acts to neutralize the psychoactive effects of THC and is not associated with psychoactive effects. Since hemp strains have very little THC and a lot of CBD, they do not produce psychoactive effects when ingested.

Regulation of our Products not Containing CBD

The formulation, manufacturing, packaging, labeling, advertising, and distribution of our non-hemp based products are subject to regulation by one or more federal agencies, principally the FDA, the FTC, and, to a lesser extent, the CPSC, the USDA, and the Environmental Protection Agency “EPA”. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC are concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits. Specifically, the FDA, under the FDCA, regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, and over-the-counter drugs. The FTC regulates the advertising of these products. The National Advertising Division (“NAD”) of the Council of Better Business Bureaus oversees an industry sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the Federal Trade Commission Act or the FDCA to the FTC or the FDA for further action, as appropriate.

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

The Dietary Supplement Health and Education Act (“DSHEA”) was enacted in 1994, amending the FDCA. We believe DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of “dietary supplements”, which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a “new dietary ingredient” (“NDI”) premarket notification to the FDA. Dietary ingredients not marketed in the United States before October 15, 1994 may require the submission, at least seventy-five (75) days before marketing of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as “food additives” and allows the use of statements of nutritional support on product labels and in labeling. The FDA has issued final regulations under DSHEA and has issued draft guidance on NDI notification requirements. Further guidance and regulations are expected. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been proposed in Congress.

The Nutrition Labeling and Education Act of 1990 (“NLEA”) amended the FDCA to establish additional requirements for ingredient and nutrition labeling and labeling claims for foods. If the NLEA labeling requirements change at a future time, we may need to revise our product labeling. Our non-CBD products are classified as dietary supplements. The FDA has concluded that THC and CBD products are excluded from the definition of a dietary supplement. The FDA issued a Final Rule on GMPs for dietary supplements on June 22, 2007. The GMPs cover manufacturers and holders of finished dietary supplement products, including dietary supplement products manufactured outside the United States that are imported for sale into the United States. Among other things, the new GMPs: (a) require identity testing on all incoming dietary ingredients, call for a “scientifically valid system” for ensuring finished products meet all specifications, (b) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures, and (c) require extensive recordkeeping.

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

The Consumer Product Safety Improvement Act of 2008 (“CPSIA”) primarily addresses children’s product safety but also improves the administrative process of the CPSC. Among other things, the CPSIA requires testing and certification of certain products and enhances the CPSC’s authority to order recalls.

The FDA Food Safety Modernization Act (“FSMA”), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA’s authority over various aspects of food regulation. The FSMA granted the FDA mandatory recall authority when the FDA determines if there is reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Other changes include the FDA’s expanded access to records; the authority to suspend food facility registrations and require high risk imported food to be accompanied by a certification; stronger authority to administratively detain food; the authority to refuse admission of an imported food if it is from a foreign establishment to which a U.S. inspector is refused entry for an inspection; and the requirement that importers verify that the foods they import meet domestic standards.

One of the FSMA’s more significant changes is the requirement of hazard analysis and risk-based preventive controls (“HARBPC”) for all food facilities required to register with the FDA, except dietary supplement facilities in compliance with both GMPs and the serious adverse event reporting requirements. Although dietary supplement facilities are exempt from the HARBPC requirements, dietary ingredient facilities might not qualify for the exemption. The HARBPC requirements, which the FDA has yet to propose, are expected to be onerous because facilities will have to develop and implement preventive controls to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls and maintain numerous records related to the HARBPC. The HARBPC requirements may increase the costs of dietary ingredients and/or affect our ability to obtain dietary ingredients.

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

The FTC and the FDA have pursued a coordinated effort to challenge what they consider to be unsubstantiated and unsafe weight-loss products, and have also coordinated enforcement against dietary supplement claims in other areas, including children’s products. Their efforts to date have focused on manufacturers and marketers as well as media outlets, and have resulted in a significant number of investigations and enforcement actions, some resulting in civil penalties of several million dollars under the Federal Trade Commission Act. We expect that the FTC and the FDA will continue to focus on health-related claims for dietary supplements and foods which could cause our non-CBD products to be the subject of an FTC/FDA inquiry.

Item 1A. Risk Factors

YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K BEFORE DECIDING WHETHER TO INVEST IN THE COMPANY’S COMMON STOCK. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE COMPANY OR THAT THE COMPANY CURRENTLY DEEMS IMMATERIAL MAY ALSO IMPAIR THE COMPANY’S BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY’S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OR THE COMPANY’S COMMON STOCK COULD DECLINE AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT. THIS ANNUAL REPORT ON FORM 10-K ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS”.

Risks Related to our Financial Condition

We are dependent on the sale of our securities to fund our operations.

During the years ended December 31, 2020 and, December 31, 2019, we received $125,000 and $2,781,659, from the sale of our securities. For the years ended December 31, 2020 and December 31, 2019, our revenues were approximately $1,300,000 and $2,100,000, respectively from the sale of our products. Our operating expenses are presently approximately $330,000 per month or $3,960,000 annually which consist of rent, advertising, salaries and other general and administrative expenses. Our cash on hand as of the date of this Annual Report on Form 10-K is $742 which is not sufficient to pay our operating expenses. We are in the process of obtaining future financing and are dependent on the sale of our securities to help fund our operations. There is no assurance we will be able to obtain future funding for our operations from the sale of our securities. The future issuance of our securities will result in substantial dilution in the percentage of our common stock held by our then existing stockholders, and would likely have an adverse effect on any trading market for our common stock. Obtaining financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing to fund our future operations, our business could fail and you could lose your investment.

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

For the years ended December 31, 2020 and December 31, 2019, we incurred net losses of approximately $2,900,000 and $4,000,000. As a result, our auditor has rendered an opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail or completely suspend our operations.

We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. Our inability to procure additional financing, if required, may have a material adverse effect on us. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We require additional equity and/or debt financing to continue our operations. There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we may be required to raise additional funds through equity or debt financing. In order to continue operating, we may need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. Our inability to obtain any additional financing could have a material adverse effect upon us. We may not be able to secure any additional financing we may need on terms favorable to us, or at all. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our investors or that result in our investors losing all of their investment in our Company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities could be at prices substantially below prices at which our shares are currently valued. To the extent we require additional financing and cannot raise it, we may have to limit our then-current operations, curtail all or certain portions of our business objectives and plans or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our investors. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our potential revenues will be negatively impacted.

For the years ended December 31, 2020 and December 31, 2019, our revenues were $1,255,784 and $2,133,624, respectively, from the sale of our products. For the years ended December 31, 2020 and December 31, 2019, we incurred net losses of $2,889,940 and $4,007,403.

Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

Our operating expenses are presently approximately $330,000 per month or $3,960,000 annually which consist of rent, advertising, salaries and other general and administrative expenses. Our cash on hand as of the date of this Form 10-K is $742 which is not sufficient to pay our operating expenses. In the future, we may require additional debt or equity funding to continue our operations. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding. Further new offerings of our common shares will dilute our existing shareholders and your investment in our common shares. We do not have any plans or specific agreements for new sources of funding and we have no agreements for financing in place.

Our liabilities could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2020, our total liabilities were $4,405,598. Our liabilities could have important consequences for our investors, including: making it more difficult for us to make payments on indebtedness; increasing our vulnerability to general economic and industry conditions; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness when our indebtedness become due. This reduces our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; limiting our ability and the ability of our subsidiaries to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors which have fewer liabilities. We may incur substantial additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we face could increase.

We are currently in default on certain secured debt obligations which could negatively affect our financial condition and may cause us to curtail or cease our operations.

As discussed above, the Company has not made the principal and interest payments on the Amended Note as of the date of this Annual Report. Accordingly, the Company is currently in default on these secured debt obligations. The Company now believes that it may have defenses to the enforcement of the Transaction Documents as written, however this may not be the case. Additionally, the Purchaser has not indicated to the Company that it will seek to enforce its rights under the Transaction Documents or that it will proceed against the Collateral. However, if the Purchaser does seek to proceed against the Collateral, the Company’s financial condition will be negatively affected and we may have to curtail our cease our operations altogether.

We are subject to the periodic reporting requirements of the Exchange Act that require us to perform accounting and reporting obligations with limited resources.

We are subject to the reporting requirements of the Exchange Act and are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act and the rules and regulations promulgated thereunder. The reporting obligations require additional staff or consulting expenses. In addition, we have limited resources to allocate to such compliance functions, which increase the possibility of non-compliance.

Risks Related to Our Business

We have been growing rapidly and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.

We have experienced rapid growth in a relatively short period of time. Our revenues were approximately $1,300,000 and $2,100,000 for the years ended December 31, 2020 and 2019, respectively. We plan to continue to expand our operations, and we anticipate that further significant expansion will place additional demands on our resources and operations. We presently operate our manufacturing and distribution from a 6,400 square foot facility. We plan to begin manufacturing at a second facility consisting of 20,000 square feet in addition to our existing facility. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our sales and manage our operational systems. If we are unable to manage our growth successfully, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include but are not limited to:

●	effectively recruiting, integrating, training, and motivating new employees, including our sales force, while retaining existing private label distributors and effectively executing our new business plan focusing on the processing, extraction and sale of CBD products;
●	satisfying existing customers and attracting new customers of our products and services;

●	introducing new products and services;
●	increasing our private label customers;
●	controlling expenses and investments in expanded operations including our new manufacturing facility;
●	implementing and enhancing our administrative, operational, and financial infrastructure, systems, and processes; and
●	addressing new products to meet consumer preferences.

A failure to manage our growth effectively could harm our business, operating results and/or financial condition. Further, due to our recent rapid growth, we have limited experience operating at our current scale and potentially at a larger scale, and as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow and our business would by adversely impacted.

Our revenues are highly dependent upon four private label distributors, which represented 14.83%, 12.86%, 6.99%, and 3.45%, of our revenues for the year December 31, 2020 and should these distributors reduce their orders from us or should we lose these distributors; our revenues and results of operations would be negatively affected which could cause you to lose your investment.

Our revenues are concentrated and highly dependent on four (4) private label customers which represented 14.83%, 12.86%, 6.99%, and 3.45%, of our revenues for the year ended December 31, 2020. All sales made under a private label relationship are made on a purchase order basis and there are no long-term contracts with respect to any private label relationships. There can be no assurance that existing private label relationships will continue in the future or that we will be able to obtain new private label relationships on an ongoing basis, if at all. Our private label customers can reduce the products they order from us or cease ordering products from us at any time without notice. There can be no assurance that these private label customers will continue to place orders with us, that orders by such customers will continue at their previous levels or that we can replace any such lost business. Should this occur, our revenues and results of operations will be negatively affected which could cause you to lose your investment in our common shares.

As a result of our evolving business model, we have a limited operating history in our lines of business and, therefore, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Since our inception, our business model has evolved significantly. In 2017, we began selling CBD products and as a result our revenues increased from approximately $1,800,000 in 2017 to approximately $3,700,000 in 2018 and then decreased to $2,130,000 in 2019 and $1,300,000 in 2020. CBD became our main source of income, and we focused on generating revenue through private label manufacturers. As a result of the change in our business model, our revenues have significantly increased from prior periods. We have a limited operating history for our CBD products from which to evaluate our business. Additionally, amid the COVID-19 global pandemic, in 2020, the Company made a strategic pivot from our then-current nutraceutical manufacturing business by adding the manufacture of consumer sanitizer products utilizing the Company’s existing manufacturing capabilities and the Company’s ability to retrofit its operations and accommodate production due to the shortage of supply and demand for sanitizer products. We also have a limited operating history for our sanitized products from which to evaluate our business. Our failure to successfully execute our business plan would have a material adverse effect on our ability to continue operating. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

We do not have many written contracts with our customers. This allows such customers to use other companies instead of us which may negatively impact on our sales.

Because we do not have many written contracts with our customers who are free to purchase products from other suppliers, our customers can choose to use other companies instead. If a significant number of our customers began to use competing companies instead of us, our sales would decrease significantly.

An unexpected interruption or shortage in the supply or significant increase in the cost of components could limit our ability to manufacture any products, which could reduce our sales and margins.

An unexpected interruption of supply or a significant increase in the cost of components, for any reason, such as regulatory requirements, import restrictions, loss of certifications, disruption of distribution channels as a result of weather, terrorism or acts of war, fire, earthquake, or other national disaster, a work stoppage or other labor-related disruption, failure in supply or other logistical channels, electrical outages, or other events, could result in significant cost increases and/or shortages of our products. Our inability to obtain a sufficient amount of products or to pass through higher cost of products we offer could have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic has already begun to adversely affect the Company’s business and the ultimate effect of the COVID-19 pandemic on the Company’s operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, the Company’s business operations have been limited due to government actions or other restrictions in connection with the COVID-19 pandemic and may also be effected if Company’s personnel is unable to work effectively due to illness, quarantines, or other restrictions in connection with the COVID-19 pandemic. The COVID-19 pandemic has also already hindered the Company’s ability to raise capital and stay current in its reporting obligations with the SEC. If the COVID-19 pandemic continues for a prolonged period, the Company’s business, financial condition, results of operation and liquidity may be materially and adversely affected. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, and its impact on potential customers, employees, and vendors, all of which cannot be reasonably predicted at this time. These future developments will also include, but are not limited to, the actions taken by governmental authorities and other third parties in response to the pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to the Company’s strategic plans and initiatives and hinder the Company’s ability to achieve its goals.

Possible yet unanticipated changes in federal and state law in the U.S. could cause our products containing hemp to be illegal, or could otherwise prohibit, limit or restrict any of our products containing hemp.

Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act”), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% of THC, from Schedule 1 status under the Controlled Substances Act (“CSA”), and legalizing the cultivation and sale of hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. We anticipate that our hemp-based products are and will continue to be federally legal in the United States in that they do, and will contain less than 0.3% of THC in compliance with the 2018 Farm Bill guidelines and will have no psychoactive effects on our customers’ bodies. Notwithstanding, there is no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp would once again be deemed illegal under federal law.

The 2018 Farm Bill also shifted regulatory authority from the Drug Enforcement Administration to the Department of Agriculture. The 2018 Farm Bill did not change the FDA oversight authority over hemp-based products. The 2018 Farm Act delegated the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our products containing hemp would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our hemp-based products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our business operations with respect to such products.

Additionally, the FDA has indicated its view that certain types of products containing hemp may not be permissible under the FDCA. The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is hemp-derived CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added hemp, and marketing products containing hemp-derived ingredients, including, but not limited to CBD, as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our planned hemp-based product offerings do and will continue to comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

FDA regulation could negatively affect the hemp industry, which would directly affect our financial condition.

The FDA may seek expanded regulation of hemp under the FDCA. Additionally, the FDA may issue rules and regulations, including certified good manufacturing practices, or cGMPs, related to the growth, cultivation, harvesting and processing of hemp. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where hemp is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry, including what costs, requirements and possible prohibitions may be enforced. If we or our partners are unable to comply with the regulations or registration as prescribed by the FDA, we and or our partners may be unable to continue to operate our and their business in its current or planned form or at all.

Confusion between legal hemp and illegal cannabis.

There is risk that confusion or uncertainty surrounding our products with regulated cannabis could occur on the state or federal level and impact us. We may have difficulty with establishing banking relationships, working with investment banks and brokers who would be willing to offer and sell our securities or accept deposits from stockholders, and auditors willing to certify our financial statements if we are confused with businesses that are in the cannabis business. Any of these additional factors, should they occur, could also affect our business, prospects, assets or results of operation could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company.

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

If we are unable to obtain and maintain protection of our intellectual property, the value of our products may be adversely affected.

Our business is dependent in part upon our ability to use intellectual property rights to protect our products from competition. To protect our products, we rely on a combination of patent and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with our partners, licensors and other third parties. These methods, however, afford us only limited protection against competition from other products.

We attempt to protect our intellectual property position, in part, by filing patent applications related to our proprietary technology, inventions and improvements that are important to our business. However, our patent position is not likely by itself to prevent others from commercializing products that compete directly with our products. In addition, the patent owned by us or issued to us could be challenged, invalidated, or held to be unenforceable. We also note that any patent granted may not provide a competitive advantage to us. Our competitors may independently develop technologies that are substantially similar or superior to our technologies. Further, third parties may design around our patented or proprietary products and technologies.

We rely on certain trade secrets and we may not be able to adequately protect our trade secrets even with contracts with our personnel and third parties. Also, any third party could independently develop and have the right to use, our trade secret, know-how and other proprietary information. If we are unable to protect our intellectual property rights, our business, prospects, financial condition and results of operations could suffer materially.

We may be involved in lawsuits or proceedings to protect or enforce our intellectual property rights or to defend against infringement claims, which could be expensive and time consuming.

Our success depends in part on our products not infringing on the patents and proprietary rights of other parties. For instance, in the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patents and patent applications of which we are unaware, and avoiding patent infringement may be difficult. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Interference proceedings conducted by a patent and trademark office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings could result in substantial costs and diversion of resources and management attention. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. In addition, we may be enjoined from marketing one or more of our products if a court finds that such products infringe the intellectual property rights of a third party. During litigation, we may not be able to prevent the confidentiality of certain of our proprietary rights because of the substantial amount of discovery required in connection with intellectual property litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors or customers perceive these results to be negative, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In the year ended December 31, 2020, product returns represented 1% of our sales. Products may be returned for various reasons, including expiration dates or lack of sufficient sales volume. Any increase in product returns could reduce our results of operations.

The purchase of many of our products is discretionary and may be negatively impacted by adverse trends in the general economy and make it more difficult for us to generate revenues.

Our business is affected by general economic conditions since our products are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers’ disposable income, business conditions, interest rates, consumer debt levels and availability of credit. Consumer spending on our products may be adversely affected by changes in general economic conditions.

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

Edgar Ward, our founder, Chief Executive Officer, President and sole Director has voting control of the Company.

Edgar Ward, our founder, Chief Executive Officer, President and sole Director holds voting and dispositive control over 24.43% of our issued and outstanding common stock shares. Further he holds 100% of our issued and outstanding Series A Preferred stock. Each share of Series A Preferred Stock is entitled to 500,000 votes per share or an aggregate of 500,000,000 votes. Therefore, Edgar Ward effectively has voting control over the Company, which could lead to a conflict of interest where Mr. Wards interests do not align with those of ordinary shareholders of the Company.

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

Risks Related to Our Common Stock

The Company is currently delinquent in its Reporting Obligations with the SEC and accordingly the Company currently has a “Pink Limited Information” Yield Sign Symbol on OTC Markets.

Our common stock is quoted on the OTC Pink Limited Information Tier of OTC Markets under the symbol, “NLBS.” We are currently labeled as “Delinquent SEC Reporting” and have a red yield sign next to our name on OTC Markets because the Company has not filed all of its required periodic reports since we filed our Quarterly Report for the Quarter ended September 30, 2020, which was filed with the SEC on May 12, 2021. We believe that filing this Form 10-K and our subsequent planned filing of our Form 10-Q for the quarter ended March 31, 2021, will bring us current with our reporting obligations with the SEC so that our profile on OTC Markets can be updated accordingly to reflect Current Information and remove the yield sign as well as the “Delinquent SEC Reporting” label. However, there can be no assurance that we’ll be able to accomplish the foregoing as planned or at all.

Our Chief Executive Officer, President and sole Director has voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

As of June 24, 2021, we had 160,740,200 shares of our common stock outstanding, each entitled to one vote per common share. Our Chief Executive Officer, President and sole Director, Edgar Ward, held 24.43% of our issued and outstanding common stock and 1,000 Series A Preferred which provide 500,000 votes per share or an aggregate of 500,000,000 votes on all matters submitted to our stockholders. As a result, Mr. Ward has voting control of the Company and has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Mr. Ward’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

We will, in the future, issue additional securities which would reduce investors’ percent of ownership and will cause dilution to our existing shareholders.

Our Articles of Incorporation authorize us to issue 499,990,000 shares of common stock. As of June 24, 2021, we had 160,740,200 shares of common stock outstanding. Accordingly, we may issue additional shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Additionally, we are authorized to issue 10,000 shares of preferred stock, of which we currently have 1,000 shares of our Series A Preferred stock issued and outstanding and 20 shares of Series B Preferred stock issued and outstanding. Further, our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at our discretion including conversion and voting preferences without notice to our shareholders.

The sale of the additional shares of common stock could cause dilution as well as the value of our common stock to decline.

The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Further, if we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

Our common stock is subject to the application of the “penny stock” rules which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common stock is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your common stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock shares will be at any time, or as to what effect the sale of shares or the availability of common stock shares for sale at any time will have on the prevailing market price.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted FINRA Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We lease an aggregate of 6,400 square feet of office and warehouse space at 6601 Lyons Rd, Suites L-6&7, Coconut Creek, FL 33073, with base rent at $6,100 per month from Lyons Corporate Park for our executive offices. Approximately 5,800 square feet is used for manufacturing, storage and distribution. The lease term expires on January 1, 2022.

On June 6, 2017, we entered into an agreement with Hillsboro Technology Center, LLC to lease an aggregate of 19,831 square feet at 448 Hillsboro Technology Drive, Deerfield Beach, FL 33441, with base rent at $14,447 per month plus 7.65% of common area and 13% of building operating expenses. We plan to use this location as a manufacturing, storage and distribution facility commencing in August 2021. The lease term commenced on January 1, 2018 and terminates eighty-six (86) months thereafter.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Litigations applicable to the Company are discussed as follows.

Hamilton v. the Company: Hamilton & Associates Law Group, P.A. v. Nutralife Biosciences, Inc. f/k/a Nutrafuels, Inc., Case No. 50-2020-CA-008435, was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida on August 9, 2020. In the suit, Hamilton & Associates Law Group, P.A. sets forth purported claims for breach of contract, and in the alternative, account stated, open account, unjust enrichment, and quantum meruit. Plaintiff requests a judgment for damages in the principal sum of $150,005, plus an award of attorneys’ fees and costs pursuant to a legal services agreement dated January 7, 2019, as well as pre-judgment interest and post-judgment interest. The Hamilton matter filed directly against the Corporation initially included a claim against Edgar Ward, but the individual claim has been dropped. The prior engagement agreement between the Hamilton law firm and the Company (for 2018) was in the nature of a flat fee engagement, in which shares were provided in lieu of cash payments. The Company maintains that the change in the engagement of the law firm (from 2018 to 2019) in terms of the nature of payment was not disclosed or explained adequately, and the Company was unaware of any claim that sums remained unpaid, as all fees were understood to be paid as a result of the shares of stock provided. The claim was filed on August 9, 2020, and is not set for trial, and only documentary discovery has been conducted to date.

Native American Partners v. the Company: Native American Partners LLC, including NAVF Holdings and NAVF-Pharma, subsidiary companies, and Best Darn Brands, LLC, and its subsidiaries v. Nutralife Biosciences Inc., Case No. CACE-20-009352, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. This action was filed on June 5, 2020, against both the entity and Mr. Edgar Ward. However, the claim against Mr. Ward was later dropped. In the Amended Complaint filed on July 9, 2020, Plaintiffs demanded injunctive relief and damages for conversion, fraudulent misrepresentation, fraud in the inducement, equitable accounting, unjust enrichment, quantum meruit, breach of contract, and negligent misrepresentation. However, please note that we obtained a dismissal of this Amended Complaint on February 8, 2021, based on the arbitration provision included in the written contract at issue between the parties. At this time, the Plaintiffs have not filed another court action that we are aware of. We are also not yet aware of any arbitration initiated by the Plaintiff. The claim asserted that the Company failed to comply with the confidentiality imposed by a non-disclosure agreement signed by Plaintiff and Defendant. Plaintiff claims that Defendant proceeded with the development of a hand sanitizer product that was first revealed to Defendant by the Plaintiff, however, Defendant asserts that the product produced was different (gel vs. spray) and that Defendant had contemplated developing the product (the Covid 19 pandemic was already underway) well in advance of the signing of the NDA. The claim was dismissed in February 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is quoted on the OTC Pink Limited Information Tier of OTC Markets under the symbol, “NLBS.” We are currently labeled as “Delinquent SEC Reporting” and have a red yield sign next to our name on OTC Markets because the Company has not filed all of its required periodic reports since we filed our Quarterly Report for the Quarter ended September 30, 2020, which was filed with the SEC on May 12, 2021. We believe that filing this Form 10-K, and subsequently filing our Form 10-Q for the quarter ended March 31, 2021, will bring us current with our reporting obligations with the SEC so that our profile on OTC Markets can be updated accordingly to reflect Current Information and remove the yield sign as well as the “Delinquent SEC Reporting” label. However, there can be no assurance that we’ll be able to accomplish the foregoing as planned or at all. Our common stock shares were quoted with the symbol “NTFU” on the OTC Markets from May 19, 2014 until March 5, 2019. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. On June 23, 2021, the closing price of our common stock on the OTC Pink was $0.13 per share.

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

Set forth below are the range of high and low prices for our common stock from the OTC Markets Pink Tier for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

PERIOD	HIGH	LOW
YEAR 2019
First Quarter 03/31/19	$0.225	$0.10
Second Quarter 06/30/19	$0.29	$0.15
Third Quarter 09/30/19	$0.215	$0.117
Fourth Quarter 12/31/19	$0.18	$0.071
YEAR 2020
First Quarter 03/31/20	$0.113	$0.007
Second Quarter 06/30/20	$0.099	$0.035
Third Quarter 09/30/20	$0.067	$0.021
Fourth Quarter 12/31/20	$0.175	$0.037

Transfer Agent

Our transfer agent is VStock Transfer LLC located at 18 Lafayette Place, Woodmere, NY 11598. Its telephone number is 212-828-8436 and its website is located at http://www.vstocktransfer.com. VStock Transfer is registered as a transfer agent with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Holders

As of June 24, 2021, we had 160,740,200 shares of common stock issued and outstanding. As of June 24, 2021, we had 141 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Equity Compensation Plans

None.

Registration Rights

There are no agreements that require us to register securities under the Securities Act.

Stock Re-Purchases

We have not, and none of our affiliates have made re-purchases of shares of our common stock since our inception and we do not currently have any publicly-announced repurchase plans in effect.

Unregistered Securities

From May 12, 2018 to present, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act of 1933, as amended for the offer and sale of the securities.

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

On January 31, 2019, we issued 321,281 common shares to Hamilton & Associates Law Group for services rendered to us. We valued these shares at $.18 per share or an aggregate of $57,831

On February 1, 2019, we issued 7,647,059 common shares to Kahn Family Limited PT II for a price of $.085 per share or an aggregate of $650,000. On February 8, 2019, we issued 2,941,176 common shares to Kahn Family Limited PT II for a price of $.085 per share or an aggregate of $250,000. On March 12, 2019, we issued 300,000 common shares to Kahn Family Limited PT II for the purchase of certain assets. We value these shares at a price of $.177 per share or an aggregate of $53,100.

On February 4, 2019, we issued 62,500 common shares to Karina Rodriguez for services rendered to us. We valued these shares at $.194 per share or an aggregate of $12,125.

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

On March 12, 2019, we issued 1,200,000 common shares to Bruce Burley for the purchase of certain assets. We value these shares at a price of $.177 per share or an aggregate of $212,760.

On March 12, 2019, we issued 300,000 common shares to Robert E. Borland Jr for the purchase of certain assets. We value these shares at a price of $.177 per share or an aggregate of $53,190.

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

On April 2, 2019, we issued 2,352,941 common shares to Kahn Family Limited PT II in exchange for the aggregate principal and interest of $200,000 outstanding under a promissory note.

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

On June 7, 2019, we issued 62,500 common shares to John Gross for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

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

On June 7, 2019, we issued 62,500 common shares to Liska Rodriguez for services rendered to us. We valued these shares at $.195 per share or an aggregate of $12,187.

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

On July 16, 2019, we issued 50,000 common shares to Milena Castaneda for services rendered to us We valued these shares at $.187 per share or an aggregate of $9,345.

On July 16, 2019, we issued 70,203 common shares to Paul R. Hermes in exchange for services rendered to us. We valued these shares at $.18 or an aggregate of $12,637.

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

On October 9, 2019, we issued 1,764,705 shares of our common stock to Randall Oostra for a price of $.085 per share or an aggregate of $150,000.

On October 9, 2019, we issued 1,764,705 shares of our common stock to Simon Guo for a price of $.085 per share or an aggregate of $150,000.

On December 3, 2019, we issued 218,800 shares of our common stock to EW STRATEGIES LLC for a price of $0.10 per share or aggregate of $21,880 as part of a promissory note agreement.

On December 3, 2019, we issued 200,000 shares of our common stock to Stephen O’Shaughnessy for a price of $0.10 per share or aggregate of $20,000 as part of a promissory note agreement.

On January 8, 2020, we issued 1,000,000 shares of our common stock to Gregory Ross for a price of $.105 per share or aggregate of $105,000 as part of a promissory note agreement.

On January 14, 2020, we issued 1,000,000 shares of our common stock to Walter Lundon for a price of $0.10 per share or aggregate of $100,000 as part of a promissory note agreement.

On January 23, 2020, we issued 500,000 shares of our common stock to Paul Botts for a price of $0.10 per share or aggregate of $50,000 as part of a promissory note agreement.

On February 12, 2020, we issued 350,000 shares of our common stock to Barbara Ludwig for a price of $.09 per share or an aggregate of $31,500 as part of a promissory note agreement.

On March 10, 2020 we issued 470,229 shares of our common stock to Brenda Hamilton in exchange for services rendered to us. We valued these shares at $.10 per share or an aggregate of $47,023.

On March 13, 2020, we issued 1,538,461 shares of our common stock to Gary Dailey for a price of $.065 per share or an aggregate of $100,000.

On March 16, 2020, we issued 400,000 shares of our common stock to Joseph Corso for a price of $0.069 per share or an aggregate of $27,600 as part of a promissory note agreement.

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

On October 16, 2020, we issued 100,000 shares of our common stock to Pinnacle Medical Consulting LLC for a price of $0.059 per share or aggregate of $5,900 as part of a promissory note agreement.

On October 23, 2020, we issued 120,000 shares of our common stock to Frank Cannarozzo for a price of $0.09 per share or aggregate of $10,800 as part of a promissory note agreement.

On November 3, 2020, we issued 200,000 shares of our common stock to Kenneth Klimas for a price of $0.10 per share or aggregate of $20,000 as part of a promissory note agreement.

On November 17, 2020, we issued 100,000 shares of our common stock to Larraine Cullam for a price of $0.09 per share or aggregate of $9,000 as part of a promissory note agreement.

On December 28, 2020, we issued 12,500,000 shares of our common stock to 27 Health in exchange for 250 shares of Series X Convertible Preferred stock of Lord Global Corporation in connection with a stock purchase agreement. We valued the transaction at $383,326 using the Black-Scholes Merton valuation model.

On November 4, 2020, the Company issued 2 shares of its Series B Preferred stock to John Boldis in exchange for services rendered to us. We valued the shares at an aggregate of $45,469.

On November 4, 2020, the Company issued 2 shares of its Series B Preferred stock to Thomas Reid in exchange for services rendered to us. We valued the shares at an aggregate of 45,469.

On November 4, 2020, the Company issued 16 shares of its Series B Preferred stock to Draper, Inc. in exchange for services rendered to us. We valued these shares at an aggregate of $363,747.

On March 1, 2021, we issued 400,000 shares of our common stock to Joseph Corso for a price of $0.106 per share or aggregate of $42,400 as part of a promissory note agreement dated March 16, 2020.

On March 1, 2021, we issued 1,000,000 shares of our common stock to Gregory Ross for a price of $0.106 per share or aggregate of $106,000 as part of a promissory note agreement dated January 8, 2020.

On April 2, 2021, we issued 375,000 shares of our common stock to Glenn Morris for a price of $0.08 per share or an aggregate of $30,000.

On May 11, 2021, we issued 500,000 shares of our common stock to Frank Cannarozzo for a price of $0.08 per share or an aggregate of $40,000.

On June 1, 2021, we issued 475,000 shares of our common stock to Andrew O’Connor for a price of $0.08 per share or an aggregate of $38,000.

Our Securities

General

Our authorized capital stock consists of 499,990,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, $0.0001 par value per share, of which 160,740,200 shares of common stock are currently outstanding; and 1,000 shares of Series A Preferred stock and 20 shares of Series B Preferred stock are currently outstanding.

Common Stock

Each holder of our common stock is entitled to one vote for each share owned of record on all matters voted upon by shareholders, and a majority vote is required for actions to be taken by shareholders. The common stock has no preemptive rights, no cumulative voting rights and no redemption, sinking fund or conversion provisions.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share and the Company’s Board of Directors is authorized to establish, from the authorized shares of preferred stock, one or more classes or series of shares, to designate each such class and series, and fix the rights and preferences of each such class of preferred stock, which shall have voting powers, preferences, participating, optional or other special rights, qualifications and limitations or restrictions as adopted by the Board of Directors prior to the issuance of any such preferred shares. We have designated 1,000 shares of Series A Preferred and 110 shares of Series B Preferred.

There are currently 1,000 shares of Series A Preferred stock and 20 shares of Series B Preferred stock issued and outstanding.

Series A Preferred

The Series A Shares have the following rights and preferences:

●	Each one (1) share is entitled to 500,000 votes per share on all matters submitted to our common stockholders.
●	The Series A Shares are not convertible into common shares;
●	The holders of the Series A Shares are not entitled to receive dividends or any distribution upon our liquidation or dissolution;
●	The holders of the Series A Shares cannot assign or sell the shares; and
●	The Series A Shares are redeemable in whole by us for the price of $1,000 at the option of the holder.

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

Series B Preferred

We have designated one hundred and ten (110) shares of the preferred stock of the Company, par value $0.0001 as Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

The shares of Series B Preferred Stock are convertible at a rate of 1 share of Series B Preferred Stock to 149,567 shares of common stock, par value $0.0001 per share of the Company (the “Common Stock”). Holders of Series B Preferred Stock of the Company may convert their shares of Series B Preferred Stock into Common Stock at any time following January 1, 2021 (the “Permitted Conversion Date”). The Series B Preferred Stock is subject to an ownership limitation, pursuant to which no holder of Series B Preferred Stock will be entitled to convert such investor’s shares of Series B Preferred Stock into shares of Common Stock if such conversion would result in ownership of more than 4.99% of the outstanding shares of Common Stock of the Company. Each share of Series B Preferred Stock will vote together with the holders of the Common Stock on any matter submitted to the shareholders of the Company. Each share of Series B Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which the Series B Preferred Stock may convert at the time such vote is made. The Series B Preferred Stock will participate in any dividends, distributions or payments to the holders of the Common Stock on an as-converted basis. The Series B Preferred Stock does not have any liquidation preference over the holders of Common Stock of the Company. Once issued, certain shares of the Series B Preferred Stock are redeemable at the election of the Company at any time prior to the Permitted Conversion Date pursuant to a separate written agreement between the holders of the Series B Preferred Stock and the Company.

Warrants

There are currently 70,260,598 outstanding warrants of the Company.

Options

There are currently no options outstanding.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

The Company was formed as a limited liability company in the state of Florida on April 1, 2010, to engage in the development and distribution of nutritional and dietary oral spray products. On December 3, 2012, we converted from a Limited Liability Company to a Florida Corporation.

We manufacture and distribute oral spray nutritional and dietary products. Our distribution strategy includes selling to private label customers retailers, distributors, and consumers through retail outlets.

Years Ended December 31, 2020 and 2019

We had sales of $1,255,784 and $2,133,624 for the years ended December 31, 2020 and 2019, respectively, or a 42.8% decrease.

Cost of sales was $745,934 compared to $1,535,490 for the years ended December 31, 2020 and 2019, respectively, or a 51.4% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also significantly increased its production labor force.

Gross profit was $509,850 and $598,134 for the years ended December 31, 2020 and 2019, respectively, or a 14.8% decrease. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $1,804,765 compared to $3,109,887 for the years ended December 31, 2020 and 2019, respectively, or a 42.0% decrease. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $501,707 and $610,987 for the years ended December 31, 2020 and 2019, respectively, or a 17.9% decrease.

Finance costs were $904,040 compared to $662,124 for the years ended December 31, 2020 and 2019, respectively, an increase of $241,916. This increase is the result of the recognizing the expense related to the discount on debt and beneficial conversion features.

We incurred a net loss of approximately $2,900,000 compared to $4,000,000 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, and proceeds from the issuance of stock.

Cash Flow Activities

As of December 31, 2020, the Company had a cash balance of $742.

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

Operating Activities

Our cash decreased $14,086 for the year ended December 31, 2020. Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the year ended December 31, 2020, the Company’s operating activities used cash of $1,284,240, compared to the year ended December 31, 2019 which used cash of $2,934,441. For details of the operating cash flows refer to the consolidated statements of cash flows in Part I – Financial Information.

Financing Activities

During year ended December 30, 2020, we received an aggregate of $254,700 from SBA financing, under the Paycheck Protection Program and CARES act.

We also received $905,040 from financing from debt and $125,000 from the sale of common stock.

Critical Accounting Policies and Estimates

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the financial statements.

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

Revenue Recognition: In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Provision for sales returns will be estimated based on the Company’s historical return experience.

Accounts Receivable and Allowance for Doubtful Accounts: Our accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Long-Lived Assets: The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment. If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount. If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.

Derivative Financial Instrument: The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value measurement is recorded in the statement of operations as other income or expense. Upon conversion or exercise of the convertible note containing an embedded derivative instrument is marked to fair value at the conversion date and that the fair value is reclassified to equity. The shares issued upon conversion of this note are recorded at their fair value with a gain or loss recognition as applicable.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liabilities at the fair value of the instruments on the reclassification date/

Share-Based Compensation: We record share-based compensation in accordance with FASB ASC 718, Stock Compensation. FASB ASC 718 requires that the cost resulting from all share-based transactions are recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. FASB ASC 718 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

●	An obligation under a guarantee contract.
●	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.
●	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.
●	Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material, other than those which may be disclosed in this Management’s Discussion and Analysis of Financial Condition and the audited Consolidated Financial Statements and related notes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

NutraLife Biosciences, Inc.

Coconut Creek, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NutraLife Biosciences, Inc. (formerly known as NutraFuels, Inc.) and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has suffered substantial net losses in recent years, has negative working capital and has an accumulated deficit at December 31, 2020 and 2019 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

We have served as the Company’s auditors since 2020.

Saddle Brook, New Jersey

June 24, 2021

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Balance Sheets

December 31,

	December 31, 2020	December 31, 2019

Assets

Current Assets:
Cash	$742	$14,828
Accounts receivable, net of allowance for doubtful accounts in the amount of $1,500 and $31,000	154,193	11,799
Inventories	567,527	490,173
Prepaid and other current assets	-	87,627
Total current assets	722,462	604,427

Property and equipment, net	2,314,661	2,376,647

Operating lease right-of-use assets	661,141	794,531
Investment	383,326	-
Intangible assets	590,118	655,086
Other assets	35,000	35,000

Total Assets	$4,706,708	$4,465,691

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$173,925	$172,987
Accrued expenses (related parties of $194,859 and $42,059)	786,495	413,194
Customer deposits	22,700	9,350
Liability for stock to be issued	265,500	265,500
Current portion of SBA Note Payable	148,000	-
Current portion of finance leases	20,000	20,000
Current portion of operating lease liability	214,000	141,674
Notes payable, related parties, net of unamortized discount of $206,542 and $290,961	2,153,498	1,164,039
Total current liabilities	3,784,118	2,186,744

Long-term Liabilities:
Notes payable - SBA, net of current portion	106,700	-
Operating lease liability, net of current portion	497,593	653,057
Finance leases, net of current portion	17,187	36,773

Total liabilities	4,405,598	2,876,574

Stockholders’ Equity
Preferred stock; $0.001 par value, authorized 10,000 shares authorized:
1,000 shares Series A issued and outstanding	1	1
20 shares Series B issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 160,419,488 and 140,976,183 shares issued and outstanding	16,036	14,092
Additional paid-in-capital	42,015,874	40,415,885
Accumulated deficit	(41,730,801)	(38,840,861)
Total stockholders’ equity	301,110	1,589,117

Total Liabilities and Stockholders’ Equity	$4,706,708	$4,465,691

The accompanying notes are an integral part of these consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2020	2019

Sales	$1,255,784	$2,133,624

Cost of Sales	745,934	1,535,490

Gross Profit	509,850	598,134

OPERATING EXPENSES

Advertising and promotion	176,430	272,634
Stock-based compensation	501,707	610,987
General and administrative	1,804,765	3,109,887

Total operating expenses	2,482,902	3,993,508

LOSS FROM OPERATIONS	(1,973,052)	(3,395,374)

OTHER INCOME (EXPENSE)
Other income (expense)	(53)	58,020
Finance costs - related parties	(904,040)	(662,124)
Interest expense	(12,795)	(7,925)
Total other income (expense)	(916,888)	(612,029)

Loss before income taxes	(2,889,940)	(4,007,403)
Income tax expense	-	-
NET LOSS	$(2,889,940)	$(4,007,403)

Net loss per weighted average common share - basic and diluted	$(0.02)	$(0.04)

Number of weighted average common shares outstanding - basic and diluted	146,330,346	113,275,262

The accompanying notes are an integral part of these consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock
	Series A		Series B		Number	Par	Additional		Total
	Number	Par	Number	Par	Shares	Amount	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Common	Common	Capital	Deficit	Equity

Beginning Balance, December 31, 2018	1,000	$1	-	$-	97,315,941	$9,732	$35,638,979	$(34,833,458)	$815,254

Shares issued for cash	-	-	-	-	36,172,710	3,617	2,778,042	-	2,781,659

Shares issued to settle accounts payable	-	-	-	-	934,000	93	93,307	-	93,400

Shares issued for services	-	-	-	-	3,190,432	319	610,668	-	610,987

Shares issued in connection with the purchase of intangible assets	-	-	-	-	1,800,000	180	318,960	-	319,140

Shares issued in connection with convertible debt	-	-	-	-	1,563,100	151	220,229	-	220,380

Debt settled through the issuance of common stock	-	-	-	-	-	-	380,000	-	380,000

Warrants issued in connection with convertible debt	-	-	-	-	-	-	247,800	-	247,800

Beneficial conversion feature	-	-	-	-	-	-	127,900	-	127,900

Net loss	-	-	-	-	-	-	-	(4,007,403)	(4,007,403)
Ending Balance, December 31, 2019	1,000	$1	-	$-	140,976,183	$14,092	$40,415,885	$(38,840,861)	$1,589,117

Preferred stock issued for services	-	-	20	-	-	-	454,684	-	454,684

Shares issued for cash	-	-	-	-	1,923,076	192	124,808	-	125,000

Shares issued in connection with debt financing	-	-	-	-	4,550,000	455	390,645	-	391,100

Shares issued for services	-	-	-	-	470,229	47	46,976	-	47,023

Beneficial conversion feature	-	-	-	-	-	-	51,900	-	51,900

Warrants issued in connection with debt	-	-	-	-	-		143,900	-	143,900

Warrants issued for cash	-	-	-	-	-		5,000	-	5,000

Investment in convertible preferred stock	-	-	-	-	12,500,000	1,250	382,076	-	383,326

Net Loss								(2,889,940)	(2,889,940)
Ending Balance, December 31, 2020	1,000	$1	20	$-	160,419,488	$16,036	$42,015,874	$(41,730,801)	$301,110

The accompanying notes are an integral part of these consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2020	2019
OPERATING ACTIVITIES:
Net loss	$(2,889,940)	$(4,007,403)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	501,707	610,987
Depreciation	61,986	64,849
Amortization of debt discount	671,319	585,519
Amortization of right of use asset	267,754	106,056
Amortization of intangible asset	64,968	59,554
Bad debts (recoveries)	(1,500)	(29,500)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(140,894)	61,205
(Increase) in inventory	(77,354)	(199,133)
Decrease in prepaid expenses	87,627	27,376
Increase in accounts payable	938	22,885
Increase (decrease) in accrued expenses	373,301	(55,644)
Increase (decrease) in customer deposits	13,350	(75,336)
(Decrease) in operating lease liabilities	(217,502)	(105,856)

Net Cash Used in Operating Activities	(1,284,240)	(2,934,441)

INVESTING ACTIVITIES:
Acquisition of intellectual property	-	(130,000)
Purchases of property and equipment	-	(1,464,494)

Net Cash Used in Investing Activities	-	(1,594,494)

FINANCING ACTIVITIES:
Common shares issued for cash	125,000	2,781,659
Proceeds from warrants issued for cash	5,000	-
Payments on finance leases	(19,586)	(12,871)
Proceeds from debt	905,040	1,455,000
Proceeds from SBA financing	254,700	-
Repayment of debt - related party	-	(100,000)

Net Cash Provided by Financing Activities	1,270,154	4,123,788

Net decrease in cash	(14,086)	(405,147)

CASH, beginning of year	14,828	419,975

CASH, end of year	$742	$14,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$3,376
Non-Cash Investing and Financing Activities:
Acquisition of equipment under capital lease	$-	$51,194
Shares issued for the issuance of debt	$391,100	$220,380
Warrants issued for the issuance of debt	$143,900	$247,800
Shares issued to settle accounts payable	$-	$93,400
Shares issued and issuable for the acquisition of intellectual property	$-	$584,640
Debt converted to equity	$-	$380,000
Beneficial conversion feature	$51,900	$-
Right of use asset additions under ASC 842	$134,364	$885,194
Operating lease liabilities under ASC 842	$134,364	$900,587
Investment in convertible preferred stock	$383,326	$-

The accompanying notes are an integral part of these consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC. F/K/A NUTRAFUELS, INC

Notes to the Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”).

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, (quarter ended March 31, 2021). The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard using a modified retrospective approach effective January 1, 2022. The Company is currently evaluating the effects of adoption on its consolidated financial statements.

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

Cash

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company did not have cash balances in excess of FDIC insured limits at December 31, 2020 and December 31, 2019.

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

	December 31, 2020	December 31, 2019
Raw Materials	$356,901	$206,238
Finished Goods	210,626	283,935
	$567,527	$490,173

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $0 and $1,500 as of December 31, 2020 and December 31, 2019, respectively

The activity for the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 is as follows:

	Balance at Beginning of Year	Charged to expense	Deductions from Reserve	Balance at End of Year
Year ended December 31, 2020	$1,500	4,419	5,919	-
Year ended December 31, 2019	$31,000	-	29,500	$1,500

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the years ended December 31, 2020 and 2019, respectively.

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

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the years ended December 31, 2020 and 2019.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within sales in the accompanying consolidated statements of operations.

Income Taxes

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The tax years 2017-2020 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

	December 31, 2020	December 31, 2019
	(Shares)	(Shares)
Warrants	30,560,598	21,819,858
Series B Preferred Stock (1)	-	-
Convertible notes payable, and accrued interest	5,799,124	3,900,727
	36,359,722	25,720,585

(1)	Convertible beginning January 1, 2021.

Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Leases

On January 1, 2019, the Company adopted FASB ASU 2016-02, “Leases” (“ASC 842”) and other associated standards, which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. ASC 842 requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about certain leasing arrangements. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the initial date of application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases (formerly called capital leases). The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 30, 2020, the Company has two finance leases and three operating leases.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations. We incurred a net loss of approximately $2.9 and $4.0 million for the years ended December 31, 2020 and 2019, respectively. We had cash used in operating activities of approximately $1.3 million for the year ended December 31, 2020, and have an accumulated deficit of approximately $41.7 million at December 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent auditors’ report on our financial statements for the years ended December 31, 2020 and 2019 contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2020 and December 31,2019 is as follows:

	December 31, 2020	December 31, 2019
Furniture and equipment	$1,959,694	$1,959,694
Leasehold improvements	840,728	840,728
Property and equipment, at cost	2,800,422	2,800,422
Less: accumulated depreciation	(485,761)	(423,775)
	$2,314,661	$2,376,647

Depreciation expense for the years ended December 31, 2020 and 2019 totaled $61,986 and $64,849, respectively.

NOTE 5 – INTANGIBLE ASSET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. These shares have not been issued and the Company is in negotiations with the seller to extend the issuance of the shares. As such, the Company recognized a liability for stock to be issued of $265,500 at both December 31, 2020 and 2019. The acquired patent is amortized over its remaining estimated useful life of approximately 11 years. Amortization for the years ended December 2020 and 2019 are $64,968 and $60,000, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows:

2021	$65,000
2022	65,000
2023	65,000
2024	65,000
2025	65,000
Thereafter	265,118
$590,118

A summary of the intangible asset at December 31, 2020 and December 31, 2019 is as follows:

	December 31, 2020	December 31, 2019
Patent	$714,640	$714,640
Less: accumulated amortization	(124,522)	(59,554)
	$590,118	$655,086

NOTE 6 – INVESTMENT

On November 2, 2020 in connection with a manufacturing, distribution and sales agreement with a third party distributor (the “Distributor”), the Company issued 12.5 million of its common shares for 250 shares of non-trading convertible preferred stock of the Distributor. Each convertible preferred share is convertible into 1,000 shares of the Distributor’s common stock. The Distributor’s common shares are currently traded in the over the counter market. On the first business day following the 180-day anniversary of closing, if the share price of the Distributor is less than $4.00, the Distributor will provide the Company its common stock valued at $1 million, less 250,000 common shares, for no additional consideration. On the one-year anniversary of closing, if the share price of the Distributor is less than $4.00, the Distributor will provide the Company its common stock valued at $1 million, less 250,000 shares, less the number of shares provided on the 181st day anniversary, for no additional consideration.

The Company determined to initially value the convertible preferred stock investment using the Black-Scholes option pricing model using the following inputs: stock price: $4.00, exercise price: $4.00, expected term: one year, and risk free rate 0.17%.

The Company made this investment to realize strategic benefits for its business, rather than to generate income or capital gains. Because the Company owns less than 20% on an as converted basis of the Distributor, and cannot exercise significant influence over operating and financial policies of the Distributor, the Company accounts for the investment under ASC 321, “Equity Securities” (“ASC 321”). Under ASC 321, for each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.

The investment balance as of December 31, 2020 is $383,326. There is no impairment recorded for the year ended December 31, 2020.

NOTE 7 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	December 31, 2020	December 31, 2019
Officer – Bonus	$400,000	$300,000
Accrued Expenses - Other	15,456	9,561
Accrued Interest – Related Parties	194,859	42,059
Other Current Liabilities	52,849	61,574
Accrued Rent	123,331	-
	$786,495	$413,194

NOTE 8 – NOTES PAYABLE

Notes Payable, Related Parties

In the fourth quarter of 2019, the Company received proceeds aggregating $455,000 in connection with multiple short-term convertible promissory notes that were amended to be due in November and December of 2020. The notes bear interest at 10% - 12% for the term of the note. Each noteholder has the right to convert all the outstanding principal and accrued unpaid interest to the Company’s common stock at a price ranging from $0.085 to $0.10 per share. Additionally, an aggregate of 3,222,800 warrants were issued to the noteholders. 722,800 of these warrants are exercisable at $0.30 per share and expired one year from the date of each respective note but were extended for an additional year. 2,500,000 of these warrants are exercisable at $0.10 per share and expired one year from the date of each respective note but were extended for an additional year. These notes are currently in default

Additionally, 418,000 shares were issued to certain note holders as additional consideration.

During the quarter ended March 31, 2020, the Company received proceeds aggregating $345,000 in connection with multiple short-term promissory notes with due dates ranging from February to June 2020. The notes had interest at 0% to 12% for the terms of the notes. Each noteholder had the right to convert all the outstanding principal and accrued unpaid interest to the Company’s common stock at a price ranging from $0.085 to $0.10 per share, prior to the maturity date. Additionally, an aggregate of 3,250,000 shares were issued to the noteholders as additional consideration. The notes also included a beneficial conversion feature (BCF). These notes are currently in default.

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

During the quarter ended December 31, 2020, the Company received proceeds aggregating $330,040 in connection with multiple short-term promissory notes each with a term of one year, maturing in October through December 2021. The notes bear interest at 10% to 18%. Each note was issued under a subscription agreement whereby in addition to the promissory note, the note holder is offered up to four shares of common stock for each one dollar of principal amount of the note at a price of $0.0001 per share. Under the subscription agreement, a total of 520,000 shares were issued. Additionally, an aggregate of 6,800,000 warrants were issued to five of the noteholders as additional consideration. The warrants are exercisable at $0.08 per share and expire three years from the date of each respective note.

The common stock and warrants to purchase common stock issued to the noteholders were treated as debt discounts. The gross proceeds of the notes were allocated to debt and common shares issued on a relative far value basis.

The debt discounts associated with the BCF, warrants, and common stock issuances are amortized through the earlier of the conversion of the notes into common stock, or the maturity date of the notes, on a straight-line basis which approximates the effective interest method due to the short-term nature of the notes. Amortization of the debt discount is reported as finance costs in the Statement of Operations.

The Company allocated $106,280 of the gross proceeds of the 2019 notes to the stock issuances, on a relative fair value basis, which has been recorded as a debt discount.

The Company allocated $247,800 of the gross proceeds of the 2019 notes to the warrants, on a relative fair value basis. In addition, because the effective conversion prices of the 2019 notes were less than the fair market value of the underlying common stock on the issuance date, the Company allocated $127,900, the intrinsic value of that beneficial conversion feature, to additional paid-in capital.

The warrants’ relative fair value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of twelve months, an assumed volatility of 154.8%, zero dividend rate, and a risk free rate of 2.50%. The 2019 warrants are classified in equity as additional paid-in capital.

The Company allocated $314,100 of the gross proceeds of the 2020 convertible notes to the stock issuances and $75,200 of the gross proceeds of the subscription agreement notes to the stock issuances on a relative fair value basis, which has been recorded as a debt discount. Total amortization associated with stock issuances debt discount was $473,390 and $72,166 for the years ended December 31, 2020 and 2019, respectively.

The Company allocated $143,900 of the gross proceeds of the subscription agreement notes to the warrants on a relative fair basis. The warrants’ relative fair value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of 36 months, as assumed volatility of 189.9%, zero dividend rate, and a risk free rate of 0.17% - 0.22%. The warrants are classified in equity as additional paid-in capital.

Because the effective conversion prices of the convertible notes were less than the fair value of the underlying common stock on the issuance date, the Company allocated $51,900, the intrinsic value of that beneficial conversion feature, to additional paid-in capital.

Total amortization associated with the beneficial conversion feature and warrants debt discounts were $195,762 and $231,839 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, convertible notes payable to related parties, net of discounts totaled $1,796,560 and $1,164,039, respectively, and other notes payable to related parties, net of discounts, totaled $356,838 and $0, respectively.

Convertible Notes Payable to Shareholders

In March 2019, the Company received proceeds of $200,000 from a shareholder, pursuant to a short-term promissory note payable, bearing interest at an annual rate of 3%, due April 20, 2019. On April 1, 2019, the note and accrued interest were satisfied by converting to 2,352,941 shares common stock at $0.085 per share.

In June 2019, the Company entered into an Investment Agreement that included a secured convertible 5.75% promissory note payable for $1,000,000 with a shareholder. The note is subject to a security agreement whereby the first four Ennea Processors the Company has committed to commercialize and monetize will be secured as collateral for the note as well as current and future assets of the Company and its subsidiaries. The payment terms of the note are interest only payments from July 7, 2019 through December 7, 2019 and commencing January 7, 2020, the Company was to make equal monthly installment payments that include principal and interest through the Maturity Date of December 7, 2020.

Included in the Investment Agreement is a royalty agreement whereby the investor received 500,000 shares of the Company’s common stock and will be entitled to a royalty of 8.5% from the revenue generated from the “collateral processors” while the principal is outstanding and 5% thereafter on the first two collateral processors for a period of 10 years.

These 500,000 shares of common stock were valued at $95,500 using the trading price on the date of the agreement and was treated as a debt discount, amortized over the term of the note on a straight-line basis. Amortization associated with this debt discount was $63,664 and $31,836 for the years ended December 31, 2020 and 2019.

In addition to the collateral, the note is secured by a Pledge Agreement from a related-party that included a mortgage lien on certain real property as additional collateral. As compensation for providing the additional collateral, the pledgor received 500,000 shares of the Company’s common stock. Pursuant to the agreement, the Company will also make monthly payments equal to the interest paid on the note commencing on December 5, 2019, and 8.5% of the revenue generated from the collateral processors while the principal is outstanding and 5% thereafter on the first two machines commercialized or monetized by the company.

Collateral processors are not yet in service. Therefore, revenue generated from them and the related royalties due cannot be estimated at this time and will be expensed as incurred in the future.

The 500,000 shares of common stock issued as compensation for providing additional collateral were also valued at $95,000 using the trading price on the day of the agreement and was treated as a prepaid expense, amortized over the term of the note on a straight-line basis. Amortization associated with this consideration was $63,664 and $31,836 for the years ended December 31, 2020 and 2019.

The Company is currently in default of this note, however, the parties are in negotiation to reach settlement terms.

Note Payable, SBA

On April 23, 2020, the Company received an aggregate of $254,700 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) from Trust Bank, N.A. (the “Lender”). The payment terms of the note were as follows:

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

Principal payments on this note are due as follows:

2021	$148,000
2022	106,700
Total	$254,700

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

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company issued 934,000 shares to settle accounts payable aggregating $93,400 during 2019.

The Company issued an aggregate of 3,190,432 shares for services aggregating $610,987 during 2019.

The Company has recorded an aggregate of $375,700 to additional paid-in capital resulting from beneficial conversion features and warrants issued in connection with convertible debt during 2019.

During the quarter ended March 31, 2020, the Company issued 470,229 shares of common stock for services aggregating $47,023, valued using the trading price on the date of issuance.

The Company issued 1,923,076 shares of common stock for $.065 per share for an aggregate of $125,000, during 2020.

The Company recorded $51,900 to additional paid-in capital resulting from the beneficial conversion feature.

In July 2020, the Company issued 740,740 warrants in exchange for cash proceeds of $5,000. The warrants have an exercise price of $0.10 and expire two years after issuance.

In November 2020, the Company issued 12,500,000 shares of common stock in exchange for 250 shares of Series X Convertible Preferred Stock of Lord Global Corporation in connection with a Stock Purchase Agreement. See Note 6.

Series A Preferred Stock

The Company’s board of directors is authorized to issue, at any time, without further stockholder approval, up to 10,000 shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Series A Preferred Stock:

On November 30, 2012, the board of directors of the Company created Series A Preferred Stock. The Series A Preferred Stock have the following rights and preferences.

1.	The Series A shares are not entitled to dividends or liquidation preferences.
2.	Each Series A share has voting rights equal to 500,000 shares of the Company’s common stock.
3.	So long as Series A shares are outstanding, the Company cannot take certain actions as defined in the certificate of designation) without the consent of the holders of 100% of the Series A shares.

On November 30, 2012, Edgar Ward, the Company’s President, CEO, and director, was granted 1,000 shares of Series A Preferred Stock for $1,000. At the option of Mr. Ward, the Series A shares are redeemable for $1,000.

As of December 31, 2020 and 2019, 1,000 shares of Series A Preferred Stock is outstanding.

Series B Preferred Stock

On September 30, 2020, the Company designated 110 shares of Preferred Stock as Series B Convertible Preferred Stock. A Series B Holder will have the right from time to time, and at any time following January 1, 2021, to convert each outstanding share of Series B stock into shares of common stock at a rate of 149,567 shares of common stock for each share of Series B Preferred Stock. Each share of Series B Preferred Stock shall have a number of votes equal to the number of conversion shares which would be issuable as of the date of such vote. The Series B Preferred Stock does not have any liquidation preferences. The Series B Preferred Stock will participate in any dividends, distributions or payments to the holders of the common stock on an as-converted basis. The Series B Preferred Stock is subject to an ownership limitation, pursuant to which no holder of Series B Preferred Stock will be entitled to convert such investor’s shares of Series B Preferred Stock into shares of common stock if such conversion would result in ownership of more than 4.99% of the outstanding shares of common stock of the Company. Once issued, certain shares of the Series B Preferred Stock are redeemable at the election of the Company at any time prior to the Permitted Conversion Date pursuant to separate written agreements that will be effectuated between holders of the Series B Preferred Stock and the Company.

In October 2020, the Company issued 20 shares of Series B Convertible Preferred Stock to three consultants as part of their compensation arrangements. The consultant compensation was value at $454,684 using the trading price of the equivalent common stock on the date of issuance.

NOTE 10 – LEASES

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

In July and September of 2019, the Company’s wholly owned subsidiary, Phytochem, entered into two separate lease agreements for office and warehouse space located in Onalaska, Wisconsin, that commenced on August 1 and October 1, respectively. Each lease is for six-month terms with four (4) renewal options to extend for six additional months. The Company expects to occupy one of the spaces for the full term of the lease totaling 30 months. The Company terminated its lease on the other facility in May 2020, without penalty. The remaining lease calls for an annual 3% increase to base rent. In addition to rent, the Company pays certain insurance, maintenance, and other costs related to the rented spaces.

As of December 31, 2020, in the consolidated balance sheet, the Company has recorded right-of-use assets of $661,141 and a lease liability of $711,593, of which $214,000 is reported as a current liability. The weighted average remaining lease term is 45 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of December 31, 2020:

Undiscounted future minimum lease payments:
2021	$283,200
2022	199,000
2023	189,400
2024	195,100
Total undiscounted future minimum lease payments	866,700
Less: amount representing imputed interest	(155,107)
Operating lease liability	$711,593

Supplemental cash flow information related to leases is as follows, for the years ended December 30,

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$262,214	$453,493

Lease expense for operating leases was approximately $442,000 and $297,000 for the years ended December 31, 2020 and 2019.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was $110,372 as of December 31, 2020 and December 31, 2019, with related accumulated depreciation of $8,950 and $5,114, respectively.

Minimum lease payments required by these finance leases are as follows:

Undiscounted future minimum lease payments:

Undiscounted future minimum lease payments:
2021	$24,000
2022	17,000
2023	2,100
Total undiscounted future minimum lease payments	43,100
Less: amount representing interest	(5,913)
Less: current portion	(20,000)
Present value of minimum lease payments, net of current portion	$17,187

NOTE 11 – EQUITY WARRANTS

At December 31, our warrants outstanding are as follows:

By Exercise Price:	2020	2019
Warrants - $0.08	8,000,000	-
Warrants - $0.10	3,240,740	2,500,000
Warrants - $0.20	13,302,941	13,302,941
Warrants - $0.30	722,800	722,800
Warrants - $0.35	5,294,117	5,294,117
Total outstanding	30,560,598	21,819,858

Warrants
Balance, January 1, 2019	18,210,402
Warrants Issued	13,575,741
Warrants Exercised	-
Warrants Expired	(9,966,285)
Balance, December 31, 2019	21,819,858
Warrants Issued	8,740,740
Warrants Exercised	-
Warrants Expired	-
Balance, December 31, 2020	30,560,598

NOTE 12 - INCOME TAXES

We recognize deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

The components of income tax provision (benefit) related to continuing operations are as follows at December 31, 2020 and 2019:

	2020	2019
Current	$-	$-
Deferred	-	-
Total tax provision	$-	$-

The following is a reconciliation of the effective income tax rate with the statutory income tax rate at December 31, 2020 and 2019:

	2020	2019
U.S. Federal statutory income tax rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(3.5)%	(3.5)%

Temporary differences, net	0.0%	0.0%
Valuation allowance	24.5%	24.5%
Effective tax rate	0.0%	0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31, 2020 and 2019:

Deferred tax assets	2020	2019
Net operating loss carry forwards	$9,843,000	$9,324,000
Accrued Wages	98,000	74,000
Less: valuation allowance	(9,941,000)	(9,398,000)
Total	-	-

Deferred tax liabilities
Stock based compensation	-	-
Depreciation	-	-
Net deferred tax asset	$-	$-

The change in valuation allowance was $543,000 and $413,000 for the years ended December 31, 2020 and 2019, respectively. We recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. The Company has net operating loss carryforwards of approximately $40.1 million as of December 31, 2020, of which $32.6 million were incurred prior to 2018 that begin to expire in the year 2032 through 2036. Net operating losses incurred after December 31, 2017 do not expire.

In accordance with the provisions of ASC 740: Income Taxes, we record a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2020 and 2019, we have no liabilities for uncertain tax positions. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

NOTE 13 - CONTINGENCIES

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

NOTE 14 - CONCENTRATIONS OF CREDIT RISK:

Cash

The Company maintains principally all cash balances with various financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts. At both December 31, 2020 and 2019, amounts in excess of insured limits were $0.

Revenue

For the year ended December 31, 2020, two customers accounted for approximately 28% of sales. For the year ended December 31, 2019, four customers accounted for 73% of sales.

NOTE 15 - SUBSEQUENT EVENTS

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

In January 2021, the Company issued 15,000,000 warrants to its Chief Executive Officer, President and sole Director and 7,500,000 warrants to its Vice President as compensation. The warrants have an exercise price of $0.1025 and expire 3 years after issuance.

In April 2021, the Company issued 2,000,000 warrants to its Production Manager as compensation. The warrants have an exercise price of $0.1025 and expire 3 years after issuance.

In January 2021, the Company entered into a Note Exchange Agreement whereby a note holder of the Company agreed to exchange their current note that was in default, for a new promissory note and a warrant to acquire 1,200,000 shares of common stock. The warrant is exercisable at $0.08 per share and expires three years from the date of the new promissory note.

In January through March 2021, the Company received proceeds of $215,000 in connection with multiple short-term promissory notes with due dates ranging from January to March 2022. The notes bear interest at 10%. Additionally, an aggregate of 8,600,000 warrants were issued to the noteholders as additional consideration. The warrants are exercisable at $0.08 per share and expire three years from the date of each respective note.

In April through June 2021, the Company issued 1,350,000 shares of common stock and 5,400,000 warrants in exchange for $108,000. The warrants have an exercise price of $0.08 per share and expire 2 years after issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Resignation of Independent Registered Public Accounting Firm

On September 11, 2020, Daszkal Bolton LLP (“Daszkal”) resigned its position as the independent registered public accounting firm of the Company.

Daszkal did not issue a report on the Company’s financial statements for the fiscal year ended December 31, 2019. Except as set forth herein, Daszkal’s report on the Company’s financial statements for the fiscal year ended December 31, 2018 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report expressed substantial doubt regarding our ability to continue as a going concern.

Furthermore, during the Company’s two most recent fiscal years and through September 11, 2020, there have been no disagreements with Daszkal on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Daszkal’s satisfaction, would have caused Daszkal to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

For the fiscal years ended December 31, 2019 and 2018 and through September 11, 2020, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Accounting Firm

On September 16, 2020, the Company’s Board of Directors appointed Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“Rotenberg”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through September 16, 2020, neither the Company nor anyone acting on the Company’s behalf consulted Rotenberg with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our CEO and sole Director, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2020, our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control our financial reporting as of December 31, 2020, we determined that the following items constituted a material weakness:

●	We do not have an independent audit committee in place, which would provide oversight of our officers, operations and financial reporting function;

●	We do not have anyone currently serving as our Chief Financial Officer;
●	Our accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties; and
●	We do not have effective controls over period end financial disclosure and reporting processes.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The board of directors elect our executive officers annually. A majority vote of the directors who are in office are required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Edgar Ward	49	Chief Executive Officer, President, Director
Neil Catania	58	Vice President

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

Involvement in Certain Legal Proceedings

No executive officer, member of the board of directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees

We do not have a standing nominating, compensation or audit committee. Rather, our sole director performs the functions of these committees. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

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

Conflicts of Interest

Our Chief Executive Officer, President, and sole Director, Edgar Ward devotes his full time to our business under the terms of his employment contract. Our only other executive officer, Neal Catania is not obligated to commit his full time and attention to our business; accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. Neal Catania spends on an average ten (10) hours each month to our business and is not contractually required to devote full time services to us. In the future, our officers and directors may engage in other business activities, investments and business opportunities that may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our officers and directors may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We plan to adopt a Code of Ethics in the future, at the latest prior to our stock being listed on an exchange that requires us to have a formal Code of Ethics.

Director Independence

We do not have any independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). See “Directors, Executive Officers and Corporate Governance”— “Director Independence.”

Family Relationships

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2020, the Company believes that all person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Item 11. Executive Compensation

2020 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two (2) most highly compensated executive officers who occupied such position at the end of our latest fiscal year that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2020 and 2019.

Name	Position	Year	Salary	Bonus/ Stock Awards	Options	Non-Equity Incentive Plan Compensation	Non-qualified deferred compensation	All other compensation	Total
Edgar Ward (1)	Chief Executive Officer,	2019	$197,500	$0	$0	$0	$0	$0	$197,500	(1)
	President, Director	2020	$111,500						111,500	(1)
Neil Catania (2)	Vice	2019	$0	$0	$0	$0	$0	$0	$0	(2)
	President	2020	$15,000						15,000	(2)

(1)	Under the terms of his employment agreement, Mr., Ward receives an annual salary of $250,000 and an annual cash bonus of $100,000. For the years ended December 31, 2020 and 2019, Edgar Ward received $111,500 and $197,500, of the annual compensation of $350,000 due him, respectively.
(2)	For the years ended December 31, 2020 and 2019 Neil Catania received cash compensation of $15,000 and $0, respectively.

Edgar Ward is the sole member of our board of Directors. Mr. Ward is not compensated for his service as a director.

Our board of directors determines the compensation paid to our executive officers based upon the years of service to us, whether services are provided on a full-time basis and the experience and level of skill required. Because Mr. Ward is our sole director, he determines his own compensation for his services as our Chief Executive Officer and President.

We may award our officers and directors shares of common stock as non-cash compensation as determined by the board of directors from time to time. The board will base its decision to grant common stock as compensation on the level of skill required to perform the services rendered and time committed to providing services to us.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the 2020 fiscal year-end.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

Employment Agreements

On January 13, 2017 we entered into an employment agreement with our President and CEO, Edgar Ward. The term of this agreement began on January 13, 2017 and ends on January 1, 2022. Pursuant to this agreement, we agreed to compensate Mr. Ward for his services as an executive officer with a base salary of $250,000 per year and a bonus of $100,000 per year.

The Company is not currently party to any other employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management

At June 24, 2021, we had 160,740,200 shares of our common stock issued and outstanding, 1,000 shares of our Series A Preferred stock issued and outstanding, and 20 shares of our Series B Preferred issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock, Series A Preferred stock and Series B Preferred stock as of June 24, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of the Company, 6601 Lyons Road, Suite L-6, Coconut Creek Florida 33037. The amounts and percentages of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, to the best of our knowledge each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Common Stock	Direct		Indirect	Total	Percentage of Class(1)
Name & Address of Beneficial Owner
Edgar Ward, Founder, Chief Executive Officer, President & Sole Director(3)	38,274,792	(3)	1,000,000	39,274,792	24.43%
Neil Catania Vice President(9)	16,270,571		–	16,270,571	10.12%
All Executive Officers & Directors as a Group (2) Persons	33,045,363		1,000,000	55,545,363	34.56%
5% Holders
Kahn Family Limited PT II(4)	25,136,439		–	25,136,439	15.64%
NewLeaf Assets, LLC (5)	26,714,705			26,714,705	16.62%
27 Health Inc. (6)	12,500,000		–	12,500,000	7.78%

Series A Preferred Stock	Direct	Indirect	Total	Percentage of Class(2)
Name & Address of Beneficial Owner
Edgar Ward, Founder, Chief Executive Officer, President & Sole Director	1,000	0	1,000	100%
Neil Catania, Vice President	0	0	0	0
All Executive Officers & Directors as a Group (2) Persons	1,000	0	1,000	100%
5% Holders
None.

Series B Preferred Stock	Direct	Indirect	Total	Percentage of Class(7)
Name & Address of Beneficial Owner
Edgar Ward, Founder, Chief Executive Officer, President & Sole Director	0	0	0	0
Neil Catania, Vice President	0	0	0	0
All Executive Officers & Directors as a Group (2) Persons	0	0	0	0
5% Holders
John Boldis	2	0	2	10.00%
Draper Inc.(8)	16	0	16	80.00%
Thomas Reid	2	0	2	10.00%

(1)	Based upon 160,740,200 shares of common stock issued and outstanding as of June 24, 2021.
(2)	Based upon 1,000 shares of Series A Preferred Stock issued and outstanding as of June 24, 2021. Each share of Series A Preferred Stock is entitled to 500,000 votes per share or an aggregate of 500,000,000 votes.
(3)	Our Founder, Chief Executive Officer, President and Director, Edgar Ward, holds all 1,000 shares of our Series A Preferred Stock which entitled him to an aggregate of 500,000,000 votes. Mr. Ward also holds 23,274,792 common shares directly and 1,000,000 shares indirectly which are held by Nicole Archon who is Mr. Ward’s fiancé. Mr. Ward also holds warrants for 15,000,000 common shares which are exercisable within 60 days of the date hereof.
(4)	Kahn Family Limited PT II is a trust controlled by Harvey Kahn who has dispositive and voting power over the shares held by Kahn Family Limited PT II. Kahn Family Limited PT II also holds warrants to purchase 5,294,117 common shares which are exercisable within 60 days of the date hereof.
(5)	NewLeaf Assets, LLC also holds warrants to purchase 10,950,000 common shares which are exercisable within 60 days of the date hereof. NewLeaf Assets, LLC is owned and controlled by Mitchell Pasin, who has dipositive and voting power over the shares held by NewLeaf Assets, LLC.
(6)	27 Health Inc. is owned and controlled by Joseph Frontiere, who has dispositive and voting power over the shares held by 27 Health Inc.
(7)	Based upon 20 shares of our Series B Preferred issued and outstanding as of June 24, 2021. Each share of Series B Preferred Stock will vote together with the holders of the Common Stock on any matter submitted to the shareholders of the Company.
(8)	Draper Inc. is owned and controlled by Denise Aversano, who has dispositive and voting control over the shares held by Draper Inc.
(9)	Neil Catania holds warrants for 7,500,000 common shares which are exercisable within 60 days of the date hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions.

During the fiscal years ended December 31, 2020 and 2019, we had the following transactions with related persons.

As of December 31, 2020 and 2019, convertible notes payable to related parties, net of discounts totaled $1,796,560 and $1,164,039, respectively, and other notes payable to related parties, net of discounts, totaled $356,838 and $0, respectively.

Director Independence

We do not have any independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). See “Directors, Executive Officers and Corporate Governance”— “Director Independence.”

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed or to be billed to the Company for the years ended December 31, 2020 and 2019 for professional services rendered by our current independent registered public accounting firm Rotenberg was engaged by us effective as of September 16, 2020.

ACCOUNTING FEES AND SERVICES	2019	2020

Audit fees	$30,000	$60,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$30,000	$60,000

Audit Fees

Audit fees to Rotenberg were for professional services rendered for the audit and reviews of our annual financial statements for the year ended December 31, 2019 and the year ended December 31, 2020.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The following table sets forth the fees billed or to be billed to our Company for the years December 31, 2020 and 2019, for professional services rendered by Daszkal Bolton LLP (“Daszkal”) our former independent registered public accounting firm which resigned as our independent registered accounting firm on September 11, 2020.

Fees	2019	2020
Audit Fees	$32,500	$-
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$32,500	$-

Audit Fees

Audit fees to Daszkal were for professional services rendered for the reviews of our financial statements for the year ended December 31, 2019.

Audit Related Fees

None.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit 3.1	Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.3	Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.4	Certificate of Designation of Series A Preferred Shares (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.5	Bylaws of Nutrafuels, Inc (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.6	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A of the Company’s Definitive Schedule 14C filed with the SEC on February 15, 2019).
Exhibit 3.7	Articles of Amendment (Certificate of Designations for Series B Preferred Stock) filed September 30, 2020 with the Florida Department of State. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).
Exhibit 4.1	Common Stock Purchase Warrant issued December 4, 2020 to Russel S. Smith Jr. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.2	Common Stock Purchase Warrant issued February 11, 2021 to Thomas Reid. (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.3	Common Stock Purchase Warrant issued December 24, 2020 to Nicholas Cirignano II. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.4	Common Stock Purchase Warrant dated February 23, 2021 issued to Mark Wakeland. (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.5	Common Stock Purchase Warrant dated issued December 24, 2020 to Kenneth Klimas. (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.6	Common Stock Purchase Warrant issued January 27, 2021 to Frank Cannarozzo. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.7	Common Stock Purchase Warrant issued December 21, 2018 to Kahn Family Limited PT II. (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.8	Common Stock Purchase Warrant issued October 11, 2018 to Forage Complete, LLC. (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.9	Common Stock Purchase Warrant issued January 11, 2021 to Edgar Ward. (Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).

Exhibit 4.10	Common Stock Purchase Warrant issued July 31, 2018 to New Leaf Assets, LLC. (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.11	Common Stock Purchase Warrant issued July 21, 2020 to Mitchell Pasin. (Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.12	Common Stock Purchase Warrant issued October 11, 2018 to FMG LLC. (Incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.13	Common Stock Purchase Warrant issued January 11, 2021 to Gregory Ross. (Incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.14	Common Stock Purchase Warrant issued January 11, 2021 to Gregory Ross. (Incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.15*	Description of Securities.
Exhibit 10.1	Employment Agreement with Edgar Ward, dated October 10, 2017 (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 10.2	Agreement with Neil Catania dated October 9, 2017 (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 10.3	Neil Catania Note Agreement in the amount of $160,000 (Incorporated by reference to Exhibit 99.23 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 10.4	Neil Catania Note Agreement in the amount of $50,000 (Incorporated by reference to Exhibit 99.24 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 10.5	Agreement between Owen Morgan & Phytochem Technologies, Inc. (Incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2019).
Exhibit 10.6	Agreement between Orlando Pharmacy Inc., and NutraLife BioSciences, Inc. (Incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2019).
Exbibit 10.7	Agreement with NewLeaf Assets LLS dated March 14 2019 (Incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2019).
Exhibit 10.8	Stock Purchase Agreement by and among the Company, Lord Global Corporation, and 27 Health, Inc. dated November 2, 2020. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).
Exhibit 10.9	Manufacturing, Distribution and Sales Agreement by and between the Company, 27 Health, Inc. dated November 2, 2020. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).
Exhibit 10.10	June 6, 2019 Investment Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.11	June 6, 2019 Note issued to Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.12	June 6, 2019 Security Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.13	June 6, 2019 Purchaser Royalty Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.14	June 6, 2019 Pledge Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II and Brenda Hamilton. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.15	June 6, 2019 Pledgor Royalty Agreement with the Company, Phytochem Technologies, Inc., and Brenda Hamilton. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).

Exhibit 10.16	November 13, 2019 Amended Investment Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.17	November 13, 2019 Amended Note issued to Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.18	November 13, 2019 Amended Security Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.19	November 13, 2919 Amended Purchaser Royalty Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.20	November 13, 2019 Amended Pledge Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II and Brenda Hamilton. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.21	November 13, 2019 Amended Pledgor Royalty Agreement with the Company, Phytochem Technologies, Inc., and Brenda Hamilton. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.22	February 12, 2020 Convertible Promissory Note issued to Barbara Ludwig. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.23	October 14, 2019 Convertible Promissory Note issued to Dennis Poland and Amendment to Convertible Promissory Note dated December 31, 2019. (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.24	October 22, 2019 Convertible Promissory Note issued to Eileen Miller. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.25	November 18, 2019 Convertible Promissory Note issued to EW Strategies LLC. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.26	December 31, 2019 Amendment to October 10, 2019 Convertible Promissory Note issued to Mike Farr. (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.27	January 22, 2020 Convertible Promissory Note issued to Paul R. Botts. (Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.28	October 17, 2019 Convertible Promissory Note issued to Paul R. Botts. (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.29	November 21, 2019 Convertible Promissory Note issued to Stephen O’Shaughnessy. (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.30	January 8, 2020 Convertible Promissory Note issued to Walter Lundon. (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.31	December 4, 2020 Subscription Agreement with Russel S. Smith Jr. (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.32	December 4, 2020 Convertible Promissory Note issued to Russel S. Smith Jr. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.33	December 2, 2020 Promissory Note issued to Draper, Inc. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.34	December 2, 2020 Promissory Note issued to Carriage House. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).

Exhibit 10.35	October 22, 2020 Subscription Agreement with Frank Cannarozzo and October 22, 2020 Convertible Promissory Note issued to Frank Cannarozzo. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.36	September 8, 2020 Convertible Promissory Note issued to James R. Stuart. (Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.37	March 16, 2020 Convertible Promissory Note issued to Joseph Corso. (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.38	November 17, 2020 Subscription Agreement with Larraine Cullam and November 17, 2020 Convertible Promissory Note issued to Larraine Cullam. (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.39	August 21, 2020 Convertible Promissory Note issued to Mohamad Ossiani. (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.40	September 11, 2020 Subscription Agreement with Nicholas Cirgnano III and September 11, 2020 Convertible Promissory Note issued to Nicholas Cirgnano III. (Incorporated by reference to Exhibit 10. 59 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.41	October 8, 2020 Convertible Promissory Note issued to Pinnacle Medical Consulting LLC. (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.42	November 3, 2020 Convertible Promissory Note issued to Kenneth R. Klimas. (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.43	November 2, 2020 Subscription Agreement with Kenneth R. Klimas. (Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.44	August 14, 2020 Convertible Promissory Note issued to Barbara Ludwig. (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.45	February 11, 2021 Subscription Agreement with Thomas Reid. (Incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.46	February 11, 2021 Convertible Promissory Note issued to Thomas Reid. (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.47	Common Stock Purchase Warrant issued December 24, 2020 to Thomas Cirignano together with the Subscription Agreement for same with Thomas Cirignano. (Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.48	December 24, 2020 Subscription Agreement with Nicholas Cirignano II. (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.49	December 24, 2020 Convertible Promissory Note issued to Nicholas Cirignano II. (Incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.50	February 23, 2021 Subscription Agreement with Mark Wakeland. (Incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.51	February 23, 2021 Convertible Promissory Note issued to Mark Wakeland. (Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.52	December 24, 2020 Convertible Promissory Note issued to Kenneth R. Klimas. (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).

Exhibit 10.53	January 27, 2021 Subscription Agreement with Frank Cannarozzo. (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.54	January 27, 2021 Convertible Promissory Note issued to Frank Cannarozzo. (Incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.55	January 21, 2021 Convertible Promissory Note issued to Albert Klimas together with subscription for same. (Incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.56	March 14, 2019 Settlement Agreement with New Leaf assets, LLC together with Stock Purchase Warrant issued on March 15, 2019. (Incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.57	January 11, 2021 Convertible Promissory Note issued to Gregory Ross. (Incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.58	January 11, 2021 Subscription Agreement with Gregory Ross. (Incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.59	January 11, 2021 Note Exchange Agreement with Gregory Ross. (Incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.60	January 11, 2021 Promissory Note issued to Gregory Ross. (Incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 16.1	Letter of Daszkal Bolton LLP to the Commission dated November 3, 2020. (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 202).
Exhibit 21.1*	List of subsidiaries of the registrant.
Exhibit 31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Form of Purchase Order (Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

*Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutraLife BioSciences, Inc.

Dated: June 24, 2021	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	June 24, 2021
Edgar Ward	(principal executive officer and principal financials and accounting officer)

