Form 10-Q
period 2021-03-31
NUTRALIFE BIOSCIENCES, INC
filed 2021-07-16
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of July 16, 2021, was 163,396,982 shares.

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

3

Item 1. Financial Statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$98,188	$742
Accounts receivable, net of allowance for doubtful accounts in the amount of $0 and $0	116,215	154,193
Inventories	556,011	567,527
Total current assets	770,414	722,462

Property and equipment, net	2,300,732	2,314,661

Operating lease right-of-use assets	612,027	661,141
Investment	383,326	383,326
Intangible asset, net	573,876	590,118
Other assets	35,000	35,000

Total Assets	$4,675,375	$4,706,708

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$182,651	$173,925
Accrued expenses	845,403	786,495
Customer deposits	6,336	22,700
Liability for stock to be issued	265,500	265,500
Current portion of SBA Note Payable	-	148,000
Current portion of finance leases	19,000	20,000
Current portion of operating lease liability	212,100	214,000
Notes payable, net of unamortized discount of $341,311 and $206,542 (related party $1,000,000 and $1,000,000)	2,233,729	2,153,498
Total current liabilities	3,764,719	3,784,118

Long-term Liabilities:
Notes payable - SBA, net of current portion	253,275	106,700
Operating lease liability, net of current portion	450,379	497,593
Finance leases, net of current portion	13,364	17,187

Total liabilities	4,481,737	4,405,598

Stockholders’ Equity
Preferred stock; $0.0001 par value, authorized 10,000 shares 1,000 shares Series A issued and outstanding	1	1
30 and 20 shares Convertible Series B issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 160,419,488 and 160,419,488 shares issued and outstanding	16,036	16,036
Additional paid-in-capital	44,409,488	42,015,874
Accumulated deficit	(44,231,887)	(41,730,801)
Total stockholders’ equity	193,638	301,110

Total Liabilities and Stockholders’ Equity	$4,675,375	$4,706,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Month Ended
	March 31, 2021	March 31, 2020

Sales	$136,373	$192,048

Cost of Sales	96,868	267,463

Gross Profit (loss)	39,505	(75,415)

Operating Expenses

Stock-based compensation	2,194,514	47,023
General and administrative	441,967	351,880
Depreciation and amortization	30,172	32,034

Total operating expenses	2,666,653	430,937

Loss from Operations	(2,627,148)	(506,352)

Other Income (Expense)

Other income	1,290	2,014
Income from debt forgiveness	244,700	-
Finance costs	(119,928)	(515,494)

Total other income (expense)	126,062	(513,480)

Loss before income taxes	(2,501,086)	(1,019,832)
Income tax expense	-	-

Net loss	$(2,501,086)	$(1,019,832)

Net loss per weighted average common share - basic and diluted	$(0.02)	$(0.01)

Number of weighted average common shares outstanding - basic and diluted	160,419,488	144,189,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock
	Series A		Series B		Number	Par	Additional		Total
	Number Shares	Par Amount	Number Shares	Par Amount	Shares Common	Amount Common	Paid-in Capital	Accumulated Deficit	Stockholder’s Equity

Balance, January 1, 2021	1,000	$1	20	$-	160,419,488	$16,036	$42,015,874	(41,730,801)	$301,110

Preferred stock issued for services	-	-	10	-	-	-	164,524	-	164,524

Warrants issued in connection with debt financing	-	-	-	-	-	-	199,100	-	199,100

Warrants issued as compensation	-	-	-	-	-	-	2,029,990	-	2,029,990

Net Loss								(2,501,086)	(2,501,086)
Balance, March 31, 2021	1,000	$1	30	$-	160,419,488	$16,036	$44,409,488	$(44,231,887)	$193,638

Balance, January 1, 2020	1,000	$1	-	$-	140,976,183	$14,092	$40,415,885	$(38,840,861)	$1,589,117

Shares issued for cash	-	-	-	-	1,538,461	154	99,846	-	100,000

Shares issued in connection with debt financing	-	-	-	-	3,250,000	325	313,775	-	314,100

Shares issued for services	-	-	-	-	470,229	47	46,976	-	47,023

Beneficial conversion feature	-	-	-	-	-	-	51,900	-	51,900

Net loss	-	-	-	-	-	-	-	(1,019,832)	(1,019,832)
Balance, March 31, 2020	1,000	$1	-	$-	146,234,873	$14,618	$40,928,382	$(39,860,693)	$1,082,308

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
OPERATING ACTIVITIES
Net loss	$(2,501,086)	$(1,019,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from debt forgiveness	(244,700)	-
Stock-based compensation	2,194,514	47,023
Depreciation	13,929	15,793
Amortization of debt discount	64,331	461,027
Amortization of right of use asset	49,114	47,945
Amortization of intangible asset	16,242	16,242
Bad debts	-	4,419

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	37,978	(33,331)
Decrease (increase) in inventories	11,516	(32,248)
Decrease in prepaid expenses	-	31,135
Increase in accounts payable	8,726	23,229
Increase in accrued expenses	58,908	65,396
(Decrease) in customer deposits	(16,364)	(9,350)
(Decrease) in operating lease liabilities	(49,114)	(47,945)

Net Cash Used in Operating Activities	(356,006)	(430,497)

FINANCING ACTIVITIES
Common shares issued for cash	-	100,000
Payments on finance leases	(4,823)	(4,823)
Proceeds from SBA financing	243,275	-
Proceeds from debt issuances	215,000	345,000

Net Cash Provided by Financing Activities	453,452	440,177

NET CHANGE IN CASH AND CASH EQUIVALENTS	97,446	9,680

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	742	14,828

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,188	$24,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-
Non-Cash Investing and Financing Activities Shares issued for the issuance of debt	$-	$314,100
Warrants issued for the issuance of debt	$199,100	$-
Beneficial conversion feature	$-	$51,900
Right of use asset additions under ASC 842	$-	$134,364
Operating lease liabilities under ASC 842	$-	$134,364

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, from which the accompanying condensed consolidated balance sheet dated December 31, 2020 was derived.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for this quarter ended, March 31, 2021. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard using a modified retrospective approach effective January 1, 2021. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company did not have cash balances in excess of FDIC insured limits at March 31, 2021 and December 31, 2020.

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

	March 31, 2021	December 31 2020
Raw Materials	$392,404	$356,901
Finished Goods	163,607	210,626
	$556,011	$567,527

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $0 as of March 31, 2021 and December 31, 2020.

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the three month periods ended March 31, 2021, and 2020.

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

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the three months ended March 31, 2021 and 2020.

Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2021 and 2020 because the estimated annual effective tax rate was zero. As of March 31, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. The following equity and debt securities were excluded from the computation of net loss per share.

	March 31, 2021	March 31,2020
	(Shares)	(Shares)
Warrants	62,860,598	21,819,858
Series B Preferred Stock	4,487,010	-
Convertible notes payable, and accrued interest	5,874,140	7,521,897
	73,221,748	29,341,755

Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Leases

The Company accounts for leases under FASB ASU 2016-02, “Leases” (ASC 842) and other associated standards, which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. ASC 842 requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about certain leasing arrangements. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases (formerly called capital leases). The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2021, the Company has two finance leases and three operating leases.

Under the current guidance, both finance and operating leases are reflected on the balance sheet as lease or “right-of -use” assets and lease liabilities. There are some exceptions, which the Company has elected in its accounting policies. For leases with terms of twelve months or less, or below the Company’s general capitalization policy threshold, the Company elects an accounting policy to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of $2,501,086 for the three months ended March 31, 2021, and have an accumulated deficit of approximately $44,200,000 at March 31, 2021. We had cash used in operating activities of approximately $356,000 for the three months ended March 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at March 31, 2021 and December 31,2020 is as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Furniture and equipment	$1,959,694	$1,959,694
Leasehold improvements	840,728	840,728
Property and equipment, at cost	2,800,422	2,800,422
Less: accumulated depreciation	(499,690)	(485,761)
	$2,300,732	$2,314,661

Depreciation expense for the three months ended March 31, 2021 and 2020 totaled $13,929 and $15,793, respectively.

NOTE 5 – INTANGIBLE ASSET, NET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. These shares have not been issued and the Company is in negotiations with the seller to extend the issuance of the shares. As such, the Company recognized a liability for stock to be issued of $265,500 at both March 31, 2021, and December 31, 2020. The acquired patent is amortized over its remaining estimated useful life of approximately 11 years. Amortization for the three months ended March 31, 2021 and 2020 totaled $16,242 and $16,242, respectively. Total accumulated amortization for March 31, 2021 and December 31, 2020 was $140,764 and $124,522, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows:

2021 (remainder of year)	$48,726
2022	65,000
2023	65,000
2024	65,000
2025	65,000
Thereafter	265,150
$573,876

There is no impairment recorded for the three months ended March 31, 2021.

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

The Company determined to initially value the convertible preferred stock investment using the Black-Scholes option pricing model using the following inputs: stock price: $4.00, exercise price: $4.00, expected term: one year, and risk free rate 0.13%.

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

The investment balance as of March 31, 2021 and December 31, 2020 is $383,326. There is no impairment recorded for the three months ended March 31, 2021.

NOTE 7 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	March 31, 2020	December 31, 2020
	(Unaudited)
Officer – Bonus	$425,000	$400,000
Accrued Expenses - Other	19,320	15,456
Accrued Interest – Related Parties	247,988	194,859
Other Current Liabilities	52,004	52,849
Accrued Rent	101,091	123,331
	$845,403	$786,495

NOTE 8 – NOTES PAYABLE

Notes Payable

In January 2021, the Company entered into a Note Exchange Agreement whereby a note holder of the Company agreed to exchange their current note that was in default, for a new promissory note and a warrant to acquire 1,200,000 shares of common stock. The warrant is exercisable at $0.08 per share and expires three years from the date of the new promissory note.

During the quarter ended March 31, 2021, the Company received proceeds aggregating $215,000 in connection with multiple short-term promissory notes with due dates ranging from January to March 2022. The notes bear interest at 10% for the terms of the notes. An aggregate of 8,600,000 warrants were issued to the noteholders as additional consideration. The warrants are exercisable at $0.08 per share and expire three years from the date of each respective note.

The warrants to purchase common stock issued to the noteholders were treated as debt discounts. The gross proceeds of the notes were allocated to debt and warrants issued on a relative far value basis.

The warrants’ relative fair value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of three years, an assumed volatility of 191.0%, zero dividend rate, and a risk free rate ranging from 0.18% - 0.34%.

The debt discounts associated with the warrants are amortized through the maturity date of the notes, on a straight-line basis which approximates the effective interest method due to the short-term nature of the notes. Amortization of the debt discount is reported as finance costs in the Statement of Operations.

The Company allocated $199,100 of the gross proceeds of the warrants on a relative fair value basis, which has been recorded as a debt discount.

Convertible Note Payable to Shareholder

In June 2019, the Company entered into an Investment Agreement that included a secured convertible 5.75% promissory note payable for $1,000,000 with a shareholder. The note is subject to a security agreement whereby the first four Ennea Processors the Company has committed to commercialize and monetize will be secured as collateral for the note as well as current and future assets of the Company and its subsidiaries. The payment terms of the note were interest only payments from July 7, 2019 through December 7, 2019 and commencing January 7, 2020, the Company was to make equal monthly installment payments that include principal and interest through the Maturity Date of December 7, 2020.

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

The collateral processors are not yet in service. Therefore, revenue generated from them and the related royalties due cannot be estimated at this time and will be expensed as incurred in the future.

The Company is currently in default of this note, however, the parties are in negotiation to reach settlement terms.

Debt Discounts

Total amortization associated with all debt discounts was $64,331 and $461,027 for the three months ended March 31, 2021 and 2020, respectively.

Note Payable, SBA

On April 23, 2020, the Company received an aggregate of $254,700 related to its filing under the Paycheck Protection Program (“PPP”) and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) from Trust Bank, N.A. (the “Lender”). The PPP loan of $244,700 was forgiven on March 12, 2021 and recognized as other income.

On February 26, 2021, the Company received an aggregate of $243,275 (“Second Draw”) related to its filing under the PPP and “CARES Act” from the Lender. The payment terms of the note were as follows:

1.	Commencing on the date that is one (1) month after the earlier of the following dates: (i) the date (A) Lender receives the applicable forgiveness amount from the Small Business Association (“SBA”) related to the note or (B) Lender receives notice or confirmation that SBA has determined that the Company is ineligible for forgiveness of the note or (ii) the date that is ten (10) months after the end of the Forgiveness Covered Period (as defined in the note agreement)
2.	If the Company has not applied for forgiveness of this note by such date, in either case consisting of consecutive monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a five year period from the date the loan evidenced by this note is funded (or such later date as may be required by any rules and regulations promulgated by the SBA with respect to the Paycheck Protection Program that are applicable to Paycheck Protection Program loans funded on the date the note evidenced by this note was funded) (such date, the “Amortization Commencement Date”) and a final payment equal to the balance of unpaid principal plus accrued and unpaid interest and any other amounts owed hereunder due and payable on the date that is sixty (60) months from the Amortization Commencement Date (the “maturity date”)
3.	All payments shall first be applied to any accrued but unpaid interest including, without limitation, any deferred but unpaid interest. Notwithstanding, in the event the Loan, or any portion thereof, is forgiven pursuant to the Paycheck Protection Program under the federal CARES Act, the amount so forgiven shall be applied to principal.
4.	The Company may prepay this note at any time without payment of any premium.
5.	Interest shall be accrued at a rate of 1% per annum from the date the loan is funded through maturity.

The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the SBA’s requirements; and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company elected to treat the loan as debt under FASB ASC 470. As such, the Company will derecognize the liability when the loan is forgiven, and the Company is legally released from the loan.

Principal payments on the Second Draw are due as follows:

2022	$55,918
2023	58,525
2024	59,114
2025	59,708
2026	10,010
Total	$243,275

NOTE 9 - STOCKHOLDERS’ EQUITY

In January 2021, the Company issued 15,000,000 warrants to its Chief Executive Officer, President and sole Director as compensation. The warrants are exercisable at $0.1025 per share and expire three years from issuance.

In January 2021, the Company issued 7,500,000 warrants to its Vice President, Neil Catania, as compensation. The warrants are exercisable at $0.1025 per share and expire three years from issuance.

The warrants issued as compensation were valued at $2,029,990, calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of three years, an assumed volatility of 191.0%, zero dividend rate, and a risk free rate of 0.22%.

Preferred Stock

The Company’s board of directors is authorized to issue, at any time, without further stockholder approval, up to 10,000 shares of preferred stock. The board of directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Series A Preferred Stock (“Series A Preferred”)

On November 30, 2012, the board of directors of the Company created Series A Preferred. The Series A Preferred has the following rights and preferences:

1.	The shares are not entitled to dividends or liquidation preferences.
2.	Each share has voting rights equal to 500,000 shares of the Company’s common stock.
3.	So long as Series A Preferred shares are outstanding, the Company cannot take certain actions (as defined in the certificate of designation) without the consent of the holders of 100% of the Series A Preferred shares.

On November 30, 2012, Edgar Ward, the Company’s President, CEO, and director, was granted 1,000 shares of Series A Preferred for $1,000. At the option of Mr. Ward, the Series A Preferred shares are redeemable for $1,000.

As of March 31, 2021 and December 31, 2020, 1,000 shares of Series A Preferred are outstanding.

Series B Convertible Preferred Stock (“Series B Preferred”)

On September 30, 2020, the Company designated 110 shares of Preferred Stock as Series B Convertible Preferred Stock. A Series B Holder has the right from time to time, and at any time following January 1, 2021, to convert each outstanding share of Series B stock into shares of common stock at a rate of 149,567 shares of common stock for each share of Series B Preferred. Each share of Series B Preferred shall have a number of votes equal to the number of conversion shares which would be issuable as of the date of such vote. The Series B Preferred does not have any liquidation preferences. The Series B Preferred will participate in any dividends, distributions or payments to the holders of the common stock on an as-converted basis. The Series B Preferred is subject to an ownership limitation, pursuant to which no holder of Series B Preferred will be entitled to convert such investor’s shares of Series B Preferred Stock into shares of common stock if such conversion would result in ownership of more than 4.99% of the outstanding shares of common stock of the Company. Once issued, certain shares of the Series B Preferred are redeemable at the election of the Company at any time prior to the Permitted Conversion Date pursuant to separate written agreements that will be effectuated between holders of the Series B Preferred and the Company.

In March, 2021, the Company issued 10 shares of Series B Preferred to three consultants as part of their compensation agreements. The consultant compensation was valued at $164,524 using the trading price of the equivalent common stock on the date of issuance.

As of March 31, 2021 and December 31, 2020, 30 and 20 shares, respectively, of Series B Preferred are outstanding.

Subsequent Issuances

In April 2021, the Company issued 2,000,000 warrants to its Production Manager as compensation. The warrants have an exercise price of $0.1025 and expire 3 years after issuance.

In April through June 2021, the Company issued 3,662,500 shares of common stock and 14,650,000 warrants in exchange for $1,193,000. The warrants have an exercise price of $0.08 per share and expire 2 years after issuance.

In June 2021, the Company entered into two Note Exchange Agreements whereby previous note holders of the Company agreed to exchange their current notes that were in default, for new promissory notes, shares of common stock totaling 1,997,312, and warrants to acquire an aggregate of 7,989,250 shares of common stock. The warrants are exercisable at $0.08 per share and expire two years from the dates of the new promissory notes.

NOTE 10 – LEASES

In conjunction with the new guidance for leases, as defined by the FASB with ASU 2016-02, “Leases (Topic 842),” the Company has described the existing leases as operating as further described below:

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

In addition to rent, the Company pays certain insurance, maintenance, and other costs related to its leased spaces.

As of December 31, 2020, in the consolidated balance sheet, the Company has right-of-use assets of $661,141 and a lease liability of $711,593, of which $214,000 was reported as a current liability.

In the March 31, 2021 condensed consolidated balance sheet, the Company has right-of-use assets of approximately $612,000 and a lease liability of $662,000, of which $212,000 is reported as a current liability.

The weighted average remaining lease term is 43 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of March 31, 2021:

Undiscounted future minimum lease payments:
2021 (remainder of year)	$210,000
2022	199,000
2023	189,400
2024	195,100
Total undiscounted future minimum lease payments	793,500
Less: amount representing imputed interest	(131,500)
Operating lease liability	$662,000

Supplemental cash flow information related to leases is as follows, for the three months ended March 31,

	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$138,113	$63,139

Lease expense for the operating leases was approximately $100,800 and $63,000 for the quarters ended March 31, 2021 and 2020, respectively.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was approximately $110,000 as of March 31, 2021 and December 31, 2020, with related accumulated depreciation of $9,909 and $8,950, respectively.

Minimum lease payments required by these finance leases are as follows:

Undiscounted future minimum lease payments:

2021 (remainder of year)	$16,300
2022	17,000
2023	2,100
Total undiscounted future minimum lease payments	35,400
Less: amount representing interest	(3,036)
Less: current portion	(19,000)
Present value of minimum lease payments, net of current portion	$13,364

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

As of March 31, 2021, the Company is not aware of any asserted claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended March 31, 2021 and 2020, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Three Months Ended March 31, 2021 and 2020

We had sales of $136,373 and $192,048 for the three months ended March 31, 2021 and 2020, respectively, or 29% decrease from the first quarter of 2020.

Cost of sales was $96,868 compared to $267,463 for the three months ended March 31, 2021 and 2020, respectively, or 63.8% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also significantly increased its production labor force.

Gross margin (loss) was $39,505 and $(75,415) for the three months ended March 31, 2021 and 2020, respectively. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $441,967 compared to $351,880 for the three months ended March 31, 2021 and 2020, respectively, an increase of 25.6%. This increase is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $2,194,514 and $47,023 for the three months ended March 31, 2021 and 2020, respectively, an increase of $2,147,491.

Our finance costs were $119,928 compared to $515,494 for the three months ended March 31, 2021 and 2020, respectively, a decrease of approximately $395,500. This decrease is the result of the timing of the recognition of the expense related to the discount on convertible debt.

We incurred a net loss of ($2,501,086) compared to ($1,019,832) for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, proceeds from lending and proceeds from the issuance of stock.

As of March 31, 2021, the Company had a cash balance of $98,188.

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

Cash Flow Activities

As of March 31, 2021, the Company had a cash balance of $98,188.

Operating Activities

Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2021, the Company’s operating activities used cash of $356,006, compared to the first quarter of 2020 which used cash of $430,497. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Financing Activities

During the three months ended March 31, 2021, we received proceeds of $243,275 from the second SBA loan and $215,000 from the issuance of debt net of $4,823 for the payment of finance leases.

Critical Accounting Policies and Estimates

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the quarter ended March 31, 2021, and to date, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act for the offer and sale of the securities.

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

In March, 2021, the Company issued 10 shares of Series B Convertible Preferred Stock to three consultants as part of their compensation agreements. The consultant compensation was valued at $164,524 using the trading price of the equivalent common stock on the date of issuance.

In April 2021, the Company issued 2,000,000 warrants to its Production Manager as compensation. The warrants have an exercise price of $0.1025 and expire 3 years after issuance.

In April through June 2021, the Company issued 3,662,500 shares of common stock and 14,650,000 warrants in exchange for $1,193,000. The warrants have an exercise price of $0.08 per share and expire 2 years after issuance.

In June 2021, the Company entered into two Note Exchange Agreements whereby previous note holders of the Company agreed to exchange their current notes that were in default, for new promissory notes, shares of common stock totaling 1,997,312, and warrants to acquire an aggregate of 7,989,250 shares of common stock. The warrants are exercisable at $0.08 per share and expire two years from the dates of the new promissory notes.

Item 3. Defaults Upon Senior Securities.

None.

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

NutraLife BioSciences, Inc.

Dated: July 16, 2021	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	July 16, 2021
Edgar Ward	(principal executive officer and principal financials and accounting officer)

