Form 10-Q
period 2021-06-30
NUTRALIFE BIOSCIENCES, INC
filed 2021-08-16
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of August 16, 2021, was 165,571,982 shares.

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

3

Item 1. Financial Statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,655	$742
Accounts receivable, net of allowance for doubtful accounts in the amount of $0 and $0	72,956	154,193
Inventories	586,772	567,527
Total current assets	672,383	722,462

Property and equipment, net	2,287,738	2,314,661

Operating lease right-of-use assets	557,524	661,141
Investment	383,326	383,326
Intangible asset	557,634	590,118
Other assets	35,000	35,000

Total Assets	$4,493,605	$4,706,708

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$266,792	$173,925
Accrued expenses (related party $119,800 and $91,048)	944,021	786,495
Customer deposits	10,000	22,700
Liability for stock to be issued	265,500	265,500
Current portion of SBA Note payable	-	148,000
Current portion of finance leases	24,000	20,000
Current portion of operating lease liability	185,000	214,000
Notes payable, net of unamortized discount of $225,133 and $206,542 (related party $1,000,000 and $1,000,000)	2,224,897	2,153,498
Total current liabilities	3,920,210	3,784,118

Long-term Liabilities:
Notes payable - SBA, net of current portion	253,275	106,700
Operating lease liability, net of current portion	418,912	497,593
Finance leases, net of current portion	3,281	17,187

Total liabilities	4,595,678	4,405,598

Stockholders’ Equity
Preferred stock; $0.0001 par value, authorized 10,000 shares 1,000 shares Series A issued and outstanding	1	1
30 and 20 shares convertible Series B issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 164,829,300 and 160,419,488 shares issued and outstanding	16,476	16,036
Additional paid-in-capital	44,961,832	42,015,874
Accumulated deficit	(45,080,382)	(41,730,801)
Total stockholders’ (deficit) equity	(102,073)	301,110

Total Liabilities and Stockholders’ Equity	$4,493,605	$4,706,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Sales	$39,096	$610,536	$175,469	$802,584

Cost of Sales	35,416	$164,838	132,284	432,301

Gross Profit	3,680	445,698	43,185	370,283

Operating expenses

Stock-based compensation	200,000	-	2,394,514	47,023
General and administrative	465,373	576,432	907,340	928,312
Depreciation and amortization	29,236	33,702	59,408	65,736

Total operating expenses	694,609	610,134	3,361,262	1,041,071

Loss from operations	(690,929)	(164,436)	(3,318,077)	(670,788)

Other Income (Expense)

Other income (expense)	708	(813)	1,998	1,201
Income from sublease	20,000	-	20,000	-
Income from debt forgiveness	-	-	244,700	-
Finance costs	(178,274)	(152,486)	(298,202)	(667,980)

Total other income (expense)	(157,566)	(153,299)	(31,504)	(666,779)

Loss before income taxes	(848,495)	(317,735)	(3,349,581)	(1,337,567)
Income tax expense	-	-	-	-

Net loss	$(848,495)	$(317,735)	$(3,349,581)	$(1,337,567)

Net loss per weighted average common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Number of weighted average shares outstanding - basic and diluted	161,522,865	146,259,745	160,974,225	144,463,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock
	Series A		Series B		Number	Par	Additional		Total
	Number Shares	Par Amount	Number Shares	Par Amount	Shares Common	Amount Common	Paid-in Capital	Accumulated Deficit	Stockholder’s Equity

Balance, January 1, 2021	1,000	$1	20	$-	160,419,488	$16,036	$42,015,874	$(41,730,801)	$301,110

Preferred stock issued for services	-	-	10	-	-	-	164,524	-	164,524

Warrants issued in connection with debt financing	-	-	-	-	-	-	199,100	-	199,100

Warrants issued as compensation	-	-	-	-	-	-	2,029,990	-	2,029,990

Net Loss	-	-	-	-	-	-	-	(2,501,086)	(2,501,086)
Balance, March 31, 2021	1,000	$1	30	$-	160,419,488	$16,036	$44,409,488	$(44,231,887)	$193,638

Common stock and warrants issued for cash	-	-	-	-	2,412,500	241	192,759	-	193,000

Common stock issued in connection with debt conversions and accrued interest	-	-	-	-	1,997,312	199	159,585	-	159,784

Warrants issued as compensation	-	-	-	-	-	-	200,000	-	200,000

Net Loss	-	-	-	-	-	-	-	(848,495)	(848,495)
Balance, June 30, 2021	1,000	$1	30	$-	164,829,300	$16,476	$44,961,832	$(45,080,382)	$(102,073)

Balance, January 1, 2020	1,000	$1	-	$-	140,976,183	$14,092	$40,415,885	$(38,840,861)	$1,589,117

Shares issued for cash	-	-	-	-	1,538,461	154	99,846	-	100,000

Shares issued in connection with debt financing	-	-	-	-	3,250,000	325	313,775	-	314,100

Shares issued for services	-	-	-	-	470,229	47	46,976	-	47,023

Beneficial conversion feature	-	-	-	-	-	-	51,900	-	51,900

Net loss	-	-	-	-	-	-	-	(1,019,832)	(1,019,832)
Balance, March 31, 2020	1,000	$1	-	$-	146,234,873	$14,618	$40,928,382	$(39,860,693)	$1,082,308

Shares issued for cash	-	-	-	-	384,615	38	24,962	-	25,000

Net loss	-	-	-	-	-	-	-	(317,735)	(317,735)
Balance, June 30, 2020	1,000	$1	-	$-	146,619,488	$14,656	$40,953,344	$(40,178,428)	$789,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

OPERATING ACTIVITIES
Net loss	$(3,349,581)	$(1,337,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from debt forgiveness	(244,700)	-
Depreciation	26,924	33,252
Stock-based compensation	2,394,514	47,023
Amortization of debt discount	180,509	543,338
Amortization of right of use asset	103,617	120,174
Amortization of intangible asset	32,484	32,484
Bad debt expense	-	4,419

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	81,238	(5,674)
(Increase) in inventories	(19,245)	(234,733)
Decrease in prepaid expenses	-	47,970
Increase in accounts payable	92,865	18,746
Increase in accrued expenses	192,300	171,389
(Decrease) in customer deposits	(12,700)	(9,350)
(Decrease) in operating lease liabilities	(107,681)	(120,174)

Net Cash Used in Operating Activities	(629,456)	(688,703)

FINANCING ACTIVITIES
Proceeds from SBA financing	243,275	254,700
Proceeds from debt issuances	215,000	345,000
Common stock and warrants issued for cash	193,000	125,000
Payments on finance leases	(9,906)	(9,651)

Net Cash Provided by Financing Activities	641,369	715,049

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,913	26,346

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	742	14,828

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,655	$41,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Debt and accrued interest converted to equity	$159,784	$-
Shares issued for the issuance of debt	-	$314,100
Warrants issued for the issuance of debt	$199,100	$-
Beneficial conversion feature	$-	$51,900
Right of use asset addition under ASC 842	$-	$134,364
Operating lease liabilities under ASC 842	$-	$134,364

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance became effective starting the quarter ended March 31, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company did not have cash balances in excess of FDIC insured limits at June 30, 2021 and December 31, 2020.

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

	June 30, 2021	December 31, 2020
Raw Materials	$413,530	$356,901
Finished Goods	173,242	210,626
	$586,772	$567,527

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $0 as of June 30, 2021 and December 31, 2020.

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the six month periods ended June 30, 2021, and 2020.

Revenue Recognition

The Company accounts for revenue under the guidance of FASB ASC 606, “Revenue from Contracts from Customers” (“ASC 606”).

ASC 606 prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. Under the guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the six months ended June 30, 2021 and 2020.

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2021 and 2020 because the estimated annual effective tax rate was zero. As of June 30, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

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

	June 30, 2021	June 30,2020
	(Shares)	(Shares)
Warrants	82,499,848	21,819,858
Convertible Series B Preferred Stock	4,487,010	-
Convertible notes payable, and accrued interest	6,013,466	5,454,786
	93,000,324	27,274,644

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2021, the Company has two finance leases and three operating leases.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of $3,349,581 for the six months ended June 30, 2021, and have an accumulated deficit of $45,080,382 at June 30, 2021. We had cash used in operating activities of approximately $629,000 for the six months ended June 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at June 30, 2021 and December 31,2020 is as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
Furniture and equipment	$1,959,694	$1,959,694
Leasehold improvements	840,728	840,728
Property and equipment, at cost	2,800,422	2,800,422
Less: accumulated depreciation	(512,684)	(485,761)
	$2,287,738	$2,314,661

Depreciation expense for the three months ended June 30, 2021 and 2020 totaled $12,994 and $17,459, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 totaled $26,924 and $33,252, respectively.

NOTE 5 – INTANGIBLE ASSET, NET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. These shares have not been issued and the Company is in negotiations with the seller to extend the issuance of the shares. As such, the Company recognized a liability for stock to be issued of $265,500 at both June 30, 2021, and December 31, 2020. The acquired patent is amortized over its remaining estimated useful life of approximately 11 years. Amortization for the three months ended June 30, 2021 and 2020 totaled $16,242 and $16,300 respectively. Amortization for the six months ended June 30, 2021 and 2020 totaled $32,484 and $32,484 respectively. Total accumulated amortization for June 30, 2021 and December 31, 2020 was $157,006 and $124,522, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows:

2021 (remainder of year)	$32,484
2022	65,000
2023	65,000
2024	65,000
2025	65,000
Thereafter	265,150
$557,634

There is no impairment recorded for the three and six months ended June 30, 2021 and 2020.

NOTE 6 – INVESTMENT

On November 2, 2020 in connection with a manufacturing, distribution and sales agreement with a third party distributor (the “Distributor”), the Company issued 12.5 million of its common shares for 250 shares of non-trading convertible preferred stock of the Distributor. Each convertible preferred share is convertible into 1,000 shares of the Distributor’s common stock. The Distributor’s common shares are currently traded in the over the counter market. On the first business day following the 180-day anniversary of closing, if the share price of the Distributor was less than $4.00, the Distributor was to provide the Company its common stock valued at $1 million, less 250,000 common shares, for no additional consideration. It is estimated that the Company will receive approximately 464,000 of the Distributor’s common stock, which has not been received as of the date of these financial statements. On the one-year anniversary of closing, if the share price of the Distributor is less than $4.00, the Distributor will provide the Company its common stock valued at $1 million, less 250,000 shares, less the number of shares provided on the 181st day anniversary, for no additional consideration.

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

The investment balance as of June 30, 2021 and December 31, 2020 is $383,326. There is no impairment recorded for the three and six months ended June 30, 2021.

NOTE 7 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	June 30, 2020	December 31, 2020
	(Unaudited)
Officer – Bonus	$450,000	$400,000
Accrued Expenses - Other	45,840	15,456
Accrued Interest – Related Party	119,800	91,048
Accrued Interest	154,063	103,811
Other Current Liabilities	95,992	52,849
Accrued Rent	78,326	123,331
	$944,021	$786,495

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

During the six month period ended June 30, 2021, the Company received proceeds aggregating $215,000 in connection with multiple short-term promissory notes with due dates ranging from January to March 2022. The notes bear interest at 10% for the terms of the notes. An aggregate of 8,600,000 warrants were issued to the noteholders as additional consideration. The warrants are exercisable at $0.08 per share and expire three years from the date of each respective note.

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

During the quarter ended June 30, 2021, the Company entered into debt settlement agreements with two of its noteholders whereby the Company issued 1,997,312 shares of its common stock as well as warrants to acquire 7,989,250 shares of common stock. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance.

The amount converted was an aggregate of $125,010 of principal and $34,774 of accrued interest.

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

Debt Discounts

Total amortization associated with all debt discounts was $116,178 and $180,509 for the three and six months ended June 30, 2021, and $85,744 and $543,338 for the three and six months ended June 30, 2020.

Note Payable, SBA

On April 23, 2020, the Company received an aggregate of $254,700 related to its filing under the Paycheck Protection Program (“PPP”) and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) from Trust Bank, N.A. (the “Lender”). The PPP loan of $244,700 was forgiven on March 12, 2021 and recognized as other income.

On February 26, 2021, the Company received an aggregate of $243,275 (“Second Draw”) related to its filing under the PPP and CARES Act from the Lender. The payment terms of the note were as follows:

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

In April 2021, the Company issued 2,000,000 warrants to its Production Manager as compensation. The warrants are exercisable at $0.125 per share and expire three years from issuance.

The warrants issued as compensation were valued at $2,229,990, calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of three years, an assumed volatility ranging from 191.0% to 224.75%, zero dividend rate, and a risk free rate ranging from 0.22% to 0.36%.

In April through June 2021, the Company issued 2,412,500 shares of common stock and 9,650,000 warrants in exchange for cash totaling $193,000. The warrants have an exercise price of $0.08 per share and expire two years after issuance.

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

As of June 30, 2021 and December 31, 2020, 1,000 shares of Series A Preferred are outstanding.

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

As of June 30, 2021 and December 31, 2020, 30 and 20 shares, respectively, of Series B Preferred are outstanding.

Subsequent Issuances

In July 2021, the Company issued 1,000,000 shares of common stock with an aggregate value of $120,000 for consulting services.

In July 2021, The Company issued 1,250,000 shares of common stock, along with warrants to acquire 5,000,000 shares of common stock for cash totaling to $1,000,000. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance.

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

In the three months ended June 30, 2021, the Company entered into a verbal, month-to-month sub-lease agreement for the Wisconsin location. Rental income totaled $20,000 for the three and six months ended June 30, 2021.

In addition to rent, the Company pays certain insurance, maintenance, and other costs related to its leased spaces.

As of December 31, 2020, in the consolidated balance sheet, the Company has right-of-use assets of $661,141 and a lease liability of $711,593, of which $214,000 was reported as a current liability.

In the June 30, 2021 condensed consolidated balance sheet, the Company has right-of-use assets of approximately $558,000 and a lease liability of $604,000, of which $185,000 is reported as a current liability.

The weighted average remaining lease term is 40 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of June 30, 2021:

Undiscounted future minimum lease payments:
2021 (remainder of year)	$140,000
2022	199,000
2023	189,400
2024	195,100
Total undiscounted future minimum lease payments	723,500
Less: amount representing imputed interest	(119,500)
Operating lease liability	$604,000

Supplemental cash flow information related to leases is as follows, for the six months ended June 30,

	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$252,648	$136,503

Lease expense for the operating leases was $87,695 and $124,573 for the three months ended June 30, 2021 and 2020, respectively. Lease expense for the operating leases was $188,495 and $187,713 for the six months ended June 30, 2021 and 2020, respectively.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was approximately $110,000 as of June 30, 2021 and December 31, 2020, with related accumulated depreciation of $10,868 and $8,950, respectively.

Minimum lease payments required by these finance leases are as follows:

Undiscounted future minimum lease payments:

2021 (remainder of year)	$11,900
2022	17,000
2023	2,100
Total undiscounted future minimum lease payments	31,000
Less: amount representing interest	(3,719)
Less: current portion	(24,000)
Present value of minimum lease payments, net of current portion	$3,281

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

As of June 30, 2021, the Company is not aware of any asserted claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended June 30, 2021 and 2020, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Six Months Ended June 30, 2021 and 2020

We had sales of $175,469 and $802,584 for the six months ended June 30, 2021 and 2020, respectively, or a 78.1% decrease.

Cost of sales was $132,284 compared to $432,301 for the six months ended June 30, 2021 and 2020, respectively, or a 69.4% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also significantly increased its production labor force.

Gross margin was $43,185 and $370,283 for the six months ended June 30, 2021 and 2020, respectively, or an 88.3% decrease. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $907,340 compared to $928,312 for the six months ended June 30, 2021 and 2020, respectively, or a 2.3% decrease. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $2,394,514 and $47,023 for the six months ended June 30, 2021 and 2020, respectively, or a 4992.2% increase.

Finance costs were $298,202 compared to $667,980 for the six months ended June 30, 2021 and 2020, respectively, an increase of $369,778. This increase is the result of the recognizing the expenses related to the discount on convertible debt and beneficial conversion features.

We incurred a net loss of ($3,349,581) compared to ($1,337,567) for the six months ended June 30, 2021 and 2020, respectively.

Three Months Ended June 30, 2021 and 2020

We had sales of $39,096 and $610,536 for the three months ended June 30, 2021 and 2020, respectively, or a 93.6% decrease.

Cost of sales was $35,416 compared to $164,838 for the three months ended June 30, 2021 and 2020, respectively, or a 78.5% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also significantly increased its production labor force.

Gross margin was $3,680 and $445,698 for the three months ended June 30, 2021 and 2020, respectively, or a 99.2% decrease. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $465,373 compared to $576,432 for the three months ended June 30, 2021 and 2020, respectively, or a 19.3% decrease. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $200,000 and $0 for the three months ended June 30, 2021 and 2020, respectively, or a 100% increase.

Finance costs were $178,274 compared to $152,486 for the three months ended June 30, 2021 and 2020, respectively, an increase of $25,788. This increase is the result of the recognizing the expense related to the discount on convertible debt and beneficial conversion features.

We incurred a net loss of ($848,495) compared to ($317,735) for the three months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, and proceeds from the issuance of stock.

Cash Flow Activities

As of June 30, 2021, the Company had a cash balance of $12,655.

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

For the first six months of 2021, the Company’s operating activities used cash of $629,456, compared to the first six months of 2020 which used cash of $688,703. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Financing Activities

During the six months ended June 30, 2021, we received proceeds of $193,000 from the sale of common stock and warrants, $243,275 from the second SBA loan and $215,000 from the issuance of debt net of $9,906 for the payment of finance leases.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2021, and to date, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act for the offer and sale of the securities.

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

In April through June 2021, the Company issued 2,412,500 shares of common stock and 9,650,000 warrants in exchange for cash of $193,000. The warrants have an exercise price of $0.08 per share and expire two years after issuance.

During the quarter ended June 30, 2021, the Company entered into the debt settlement with two of its noteholders whereby the Company issued 1,997,312 shares of its common stock as well as warrants to acquire 7,989,250 shares of common stock. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance.

The amount converted was an aggregate of $125,010 of principal and $34,774 of accrued interest.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit 3.1	Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.3	Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.4	Certificate of Designation of Series A Preferred Shares (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.5	Bylaws of Nutrafuels, Inc (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.6	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A of the Company’s Definitive Schedule 14C filed with the SEC on February 15, 2019).

Exhibit 3.7	Articles of Amendment (Certificate of Designations for Series B Preferred Stock) filed September 30, 2020 with the Florida Department of State. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL INSTANCE Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABELS

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutraLife BioSciences, Inc.

Dated: August 16, 2021	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	August 16, 2021
Edgar Ward	(principal executive officer and principal financials and accounting officer)

