Form 10-Q/A
period 2021-06-30
NUTRALIFE BIOSCIENCES, INC
filed 2021-10-12
CIK 1563463

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE — NONE

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of NutraLife BioSciences, Inc. (the “Company”) for the quarter ended June 30, 2021, originally filed on August 16, 2021 (the “Original Filing”), is being filed solely to correct two errors in the disclosure contained on the cover page of the Original Filing checking of the “no” box for the following: (i) “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.” and (ii) “Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).” The Company erroneously checked the “no” boxes for these, however, the “yes” boxes should have been checked instead and the Company is filing this Amendment No. 1 solely to correct these errors on the cover page. Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit 3.1	Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.3	Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.4	Certificate of Designation of Series A Preferred Shares (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.5	Bylaws of Nutrafuels, Inc (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.6	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A of the Company’s Definitive Schedule 14C filed with the SEC on February 15, 2019).

Exhibit 3.7	Articles of Amendment (Certificate of Designations for Series B Preferred Stock) filed September 30, 2020 with the Florida Department of State. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

104*	Cover Page Interactive Data File (formatted as inline XBRL).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutraLife BioSciences, Inc.

Dated: October 12, 2021	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	October 12, 2021
Edgar Ward	(principal executive officer and principal financials and accounting officer)