Form 10-Q
period 2021-09-30
NUTRALIFE BIOSCIENCES, INC
filed 2021-11-15
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of November 15, 2021, was 168,147,683 shares.

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

3

Item 1. Financial Statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$130,502	$742
Accounts receivable, net of allowance for doubtful accounts in the amount of $0 and $0	86,914	154,193
Inventories	570,557	567,527
Total current assets	787,973	722,462

Property and equipment, net	2,270,289	2,314,661

Operating lease right-of-use assets	504,037	661,141
Investment	383,326	383,326
Intangible asset	541,392	590,118
Other assets	35,000	35,000

Total Assets	$4,522,017	$4,706,708

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable	$203,741	$173,925
Accrued expenses (related party $134,176 and $91,048)	943,252	786,495
Deferred revenue	160,816	-
Customer deposits	-	22,700
Liability for stock to be issued	265,500	265,500
Current portion of SBA Note Payable	-	148,000
Current portion of finance lease liabilities	21,000	20,000
Current portion of operating lease liability	164,000	214,000
Notes payable, net of unamortized discount of $316,984 and $206,542 (related party $1,000,000 and $1,000,000)	2,468,046	2,153,498
Total current liabilities	4,226,355	3,784,118

Long-term Liabilities:
Notes payable - SBA, net of current portion	253,275	106,700
Operating lease liability, net of current portion	385,048	497,593
Finance lease liabilities, net of current portion	1,458	17,187

Total liabilities	4,866,136	4,405,598

Stockholders’ (Deficit) Equity
Preferred stock; $0.0001 par value, authorized 10,000 shares 1,000 shares Series A issued and outstanding	1	1
27 and 20 shares Series B issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 168,215,501 and 160,419,488 shares issued and outstanding	16,814	16,036
Additional paid-in-capital	45,407,705	42,015,874
Accumulated deficit	(45,768,639)	(41,730,801)
Total stockholders’ (deficit) equity	(344,119)	301,110

Total Liabilities and Stockholders’ (Deficit) Equity	$4,522,017	$4,706,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Sales	$70,655	$153,766	$246,124	$956,350

Cost of Sales	43,568	162,030	175,852	594,331

Gross Profit (loss)	27,087	(8,264)	70,272	362,019

Operating expenses

Stock-based compensation	120,000	-	2,514,514	47,023
General and administrative	413,304	398,944	1,320,644	1,327,256
Depreciation and amortization	33,691	31,630	93,099	97,366

Total operating expenses	566,995	430,574	3,928,257	1,471,645

Loss from operations	(539,908)	(438,838)	(3,857,985)	(1,109,626)

Other Income (Expense)

Other income (expense)	1,446	(674)	3,444	527
Income from sublease	30,000	-	50,000	-
Income from debt forgiveness	-	-	244,700	-
Finance costs	(179,795)	(132,419)	(477,997)	(800,399)

Total other income (expense)	(148,349)	(133,093)	(179,853)	(799,872)

Loss before income taxes	(688,257)	(571,931)	(4,037,838)	(1,909,498)
Income tax expense	-	-	-	-

Net loss	$(688,257)	$(571,931)	$(4,037,838)	$(1,909,498)

Net loss per weighted average common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Number of weighted average shares outstanding - basic and diluted	167,747,292	146,776,010	163,246,035	145,719,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Preferred Stock								Total
	Series A		Series B		Number	Par	Additional		Stockholders’
	Number Shares	Par Amount	Number Shares	Par Amount	Shares Common	Amount Common	Paid-in Capital	Accumulated Deficit	(Deficit) Equity

Balance, January 1, 2021	1,000	$1	20	$-	160,419,488	$16,036	$42,015,874	(41,730,801)	$301,110

Preferred stock issued for services	-	-	10	-	-	-	164,524	-	164,524

Warrants issued in connection with debt financing	-	-	-	-	-	-	199,100	-	199,100

Warrants issued as compensation	-	-	-	-	-	-	2,029,990	-	2,029,990

Net Loss	-	-	-	-	-	-	-	(2,501,086)	(2,501,086)
Balance, March 31, 2021	1,000	$1	30	$-	160,419,488	$16,036	$44,409,488	$(44,231,887)	$193,638

Common stock and warrants issued for cash	-	-	-	-	2,412,500	241	192,759	-	193,000

Common stock issued in connection with debt conversions and accrued interest	-	-	-	-	1,997,312	199	159,585	-	159,784

Warrants issued as compensation	-	-	-	-	-	-	200,000	-	200,000

Net Loss	-	-	-	-	-	-	-	(848,495)	(848,495)
Balance, June 30, 2021	1,000	$1	30	$-	164,829,300	$16,476	$44,961,832	$(45,080,382)	$(102,073)

Common stock and warrants issued for cash	-	-	-	-	1,937,500	194	154,806	-	155,000

Conversion series B Preferred Stock to Common Stock	-	-	(3)	-	448,701	44	-	-	44

Shares issued for services	-	-	-	-	1,000,000	100	119,900	-	120,000

Warrants issued in connection with debt financing	-	-	-	-	-	-	171,167	-	171,167

Net Loss	-	-	-	-	-	-	-	(688,257)	(688,257)
Balance, September 30, 2021	1,000	$1	27	$-	168,215,501	$16,814	$45,407,705	$(45,768,639)	$(344,119)

Balance, January 1, 2020	1,000	$1	-	$-	140,976,183	$14,092	$40,415,885	$(38,840,861)	$1,589,117

Shares issued for cash	-	-	-	-	1,538,461	154	99,846	-	100,000

Shares issued in connection with debt financing	-	-	-	-	3,250,000	325	313,775	-	314,100

Shares issued for services	-	-	-	-	470,229	47	46,976	-	47,023

Beneficial conversion feature	-	-	-	-	-	-	51,900	-	51,900

Net loss								(1,019,832)	(1,019,832)
Balance, March 31, 2020	1,000	$1	-	$-	146,234,873	$14,618	$40,928,382	$(39,860,693)	$1,082,308

Shares issued for cash	-	-	-	-	384,615	38	24,962	-	25,000

Net loss								(317,735)	(317,735)
Balance, June 30, 2020	1,000	$1	-	$-	146,619,488	$14,656	$40,953,344	$(40,178,428)	$789,573

Shares issued in connection with debt financing	-	-	-	-	780,000	78	29,422	-	29,500

Warrants issued for cash	-	-	-	-	-	-	5,000	-	5,000

Net loss	-	-	-	-	-	-	-	(571,931)	(571,931)
Balance, September 30, 2020	1,000	$1	-	$-	147,399,488	$14,734	$40,987,766	$(40,750,359)	$252,142

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

OPERATING ACTIVITIES
Net loss	$(4,037,838)	$(1,909,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from debt forgiveness	(244,700)	-
Depreciation	44,372	48,641
Stock-based compensation	2,514,514	47,023
Amortization of debt discount	297,325	622,204
Amortization of right of use asset	157,104	218,157
Amortization of intangible asset	48,726	48,726
Bad debt recoveries	-	(1,500)

Changes in operating assets and liabilities:
Increase in accounts receivable	67,279	(17,145)
Increase in inventories	(3,030)	(168,487)
Decrease in prepaid expenses	-	71,717
(Decrease) increase in accounts payable	29,816	(2,845)
(Decrease) increase in accrued expenses	191,575	277,270
Increase in deferred revenue	160,816	-
(Decrease) increase in customer deposits	(22,700)	28,249
(Decrease) in operating lease liabilities	(162,545)	(168,025)

Net Cash Used in Operating Activities	(959,286)	(905,513)

FINANCING ACTIVITIES
Proceeds from SBA financing	243,275	254,700
Proceeds from debt issuances	512,500	575,000
Proceeds from warrants issued for cash	-	5,000
Common shares issued for cash	348,000	125,000
Payments on finance leases	(14,729)	(14,474)

Net Cash Provided by Financing Activities	1,089,046	945,226

NET CHANGE IN CASH AND CASH EQUIVALENTS	129,760	39,713

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	742	14,828

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,502	$54,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Shares issued in connection with finance costs	$-	$343,600
Beneficial conversion feature	$51,900	$51,900
Right of use asset addition under ASC 842	$-	$134,364
Operating lease liabilities under ASC 842	$-	$134,364
Debt and accrued interest converted to equity	$159,784	$-
Warrants issued for the issuance of debt	$370,267	$-

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending March 31, 2023 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company will evaluate the impact of ASU 2016-13 on the Company’s consolidated financial statements in a future period closer to the date of adoption.

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

Cash

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company did not have cash balances in excess of FDIC insured limits at September 30, 2021 and December 31, 2020.

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

	September 30, 2021		December 31, 2020
Raw Materials		$429,554		$356,901
Finished Goods		141,003		210,626
	$570,557		$567,527

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $0 as of September 30, 2021 and December 31, 2020.

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the nine month periods ended September 30, 2021, and 2020.

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

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the nine months ended September 30, 2021 and 2020.

Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 30, 2021 and 2020 because the estimated annual effective tax rate was zero. As of September 30, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

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

	September 30, 2021	September 30,2020
	(Shares)	(Shares)
Warrants	94,487,348	22,560,598
Series B Preferred Stock	4,038,309	-
Convertible notes payable, and accrued interest	10,341,666	3,089,378
	108,867,323	25,649,976

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2021, the Company has two finance leases and three operating leases.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of $4,037,838 for the nine months ended September 30, 2021, and have an accumulated deficit of $45,768,639 at September 30, 2021. We had cash used in operating activities of approximately $959,286 for the nine months ended September 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China and began to spread around the world in early 2020. In reaction to decreased supply of and increased demand for sanitizer products, the Company shifted its manufacturing to produce sanitizer products. The Company’s other business operations have been impacted negatively by COVID-19 due to government restrictions and the overall adverse effect on the global economy. The Company expects COVID-19 to continue to negatively impact its operating results and its ability to obtain financing.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at September 30, 2021 and December 31,2020 is as follows:

	September 30, 2021		December 31, 2020
		(Unaudited)
Furniture and equipment		$1,959,694		$1,959,694
Leasehold improvements		840,728		840,728
Property and equipment, at cost		2,800,422		2,800,422
Less: accumulated depreciation		(530,133)		(485,761)
	$2,270,289		$2,314,661

Depreciation expense for the three months ended September 30, 2021 and 2020 totaled $17,449 and $15,389, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 totaled $44,372 and $48,641, respectively.

NOTE 5 – INTANGIBLE ASSET, NET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. These shares have not been issued and the Company is in negotiations with the seller to extend the issuance of the shares. As such, the Company recognized a liability for stock to be issued of $265,500 at both September 30, 2021, and December 31, 2020. The acquired patent is amortized over its remaining estimated useful life of approximately 11 years. Amortization for the three months ended September 30, 2021 and 2020 totaled $16,242 and $16,225 respectively. Amortization for the nine months ended September 30, 2021 and 2020 totaled approximately $48,726 and $48,726. respectively. Total accumulated amortization for September 30, 2021 and December 31, 2020 was $173,248 and $124,522, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows:

2021 (remainder of year)		$16,242
2022		65,000
2023		65,000
2024		65,000
2025		65,000
Thereafter		265,150
	$541,392

There is no impairment recorded for the three and nine months ended September 30, 2021 and 2020.

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

The investment balance as of September 30, 2021 and December 31, 2020 is $383,326. There is no impairment recorded for the three and nine months ended September 30, 2021.

NOTE 7 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	September 30, 2021		December 31, 2020
		(Unaudited)
Officer – Bonus		$475,000		$400,000
Accrued Expenses - Other		27,050		15,456
Accrued Interest – Related Party		134,176		91,048
Accrued Interest		200,788		103,811
Other Current Liabilities		94,385		52,849
Accrued Rent		11,853		123,331
	$943,252		$786,495

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

During the quarter ended September 30,2021, the Company received proceeds aggregating $297,500 in connection with two convertible promissory notes with due dates ranging from August to September 2022. The notes contained original issue discounts totaling $30,000. Each noteholder has the right to convert any or all of the principal face amount of the notes to the Company’s common stock at a price of $0.08 per share.

During the nine month period ended September 30, 2021 an aggregate of 12,787,500 warrants were issued to the noteholders as additional consideration. The warrants are exercisable at $0.08 per share and expire three years from the date of each respective note.

The warrants to purchase common stock issued to the noteholders were treated as debt discounts. The gross proceeds of the notes were allocated to debt and warrants issued on a relative fair value basis.

The warrants’ relative fair value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of three years, an assumed volatility ranging from 191.0%-229.93%, zero dividend rate, and risk free rate ranging from 0.18%-0.56%.

The debt discounts associated with the warrants are amortized through the maturity date of the notes, on a straight-line basis which approximates the effective interest method due to the short-term nature of the notes. Amortization of the debt discount is reported as finance costs in the Statement of Operations.

The Company allocated $370,267 of the gross proceeds of the warrants on a relative fair value basis, which has been recorded as a debt discount.

During the quarter ended June 30, 2021, the Company entered into debt settlement agreements with two of its noteholders whereby the Company issued 1,997,312 shares of its common stock as well as warrants to acquire 7,989,250 shares of common stock. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance.

The amount converted was an aggregate of $125,010 of principal and $34,774 of accrued interest

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

Debt Discounts

Total amortization associated with all debt discounts was $116,816 and $297,325 for the three and nine months ended September 30, 2021, and $59,180 and $622,204 for the three and nine months ended September 30, 2020.

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

The warrants issued as compensation were valued at $2,229,990, calculated using the Black-Scholes Merton valuation model with the following in puts: an expected and contractual life of three years, an assumed volatility ranging from 191.0% to 224.75%, zero dividend rate, and a risk free rate ranging from 0.22% to 0.36%.

In April through September 2021, the Company issued 4,350,000 shares of common stock and 17,400,000 warrants in exchange for cash totaling $348,000. The warrants have an exercise price of $0.08 per share and expire two years after issuance.

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

As of September 30, 2021 and December 31, 2020, 1,000 shares of Series A Preferred are outstanding.

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

During the third quarter ended September 30 2021, three shares of Series B Preferred was converted to 448,701 shares of common stock.

As of September 30, 2021 and December 31, 2020, 27 and 20 shares, respectively, of Series B Preferred are outstanding.

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

In June 2021, the Company entered into a verbal, month-to-month sub-lease agreement for the Wisconsin location. Rental income totaled $30,000 and $50,000 for the three and nine months ended September 30, 2021.

In addition to rent, the Company pays certain insurance, maintenance, and other costs related to its leased spaces.

As of December 31, 2020, in the consolidated balance sheet, the Company has right-of-use assets of $661,141 and a lease liability of $711,593, of which $214,000 was reported as a current liability.

In the September 30, 2021 condensed consolidated balance sheet, the Company has right-of-use assets of $504,037 and a lease liability of approximately $549,000, of which $164,000 is reported as a current liability.

The weighted average remaining lease term is 39 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of June 30, 2021:

Undiscounted future minimum lease payments:
2021 (remainder of year)	$62,500
2022	199,000
2023	189,400
2024	195,100
Total undiscounted future minimum lease payments	545,200
Less: amount representing imputed interest	(97,000)
Operating lease liability	$549,000

Supplemental cash flow information related to leases is as follows, for the nine months ended September 30,

	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$421,517	$182,214

Lease expense for the operating leases was $98,953 and $144,661 for the three months ended September 30, 2021 and 2020, respectively. Lease expense for the operating leases was $287,448 and $332,374 for the nine months ended September 30, 2021 and 2020, respectively.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was approximately $110,000 as of September 30, 2021 and December 31, 2020, with related accumulated depreciation of $11,827 and $8,950, respectively.

Minimum lease payments required by these finance leases are as follows:

Undiscounted future minimum lease payments:

2021 (remainder of year)	$6,200
2022	17,000
2023	2,100
Total undiscounted future minimum lease payments	25,300
Less: amount representing interest	(2,842)
Less: current portion	(21,000)
Present value of minimum lease payments, net of current portion	$1,458

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

As of September 30, 2021, the Company is not aware of any asserted claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended September 30, 2021 and 2020, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

Nutralife BioSciences F/K/A NutraFuels, Inc, a Florida corporation (the “Company,” “us”, “we” or “our”) was formed as a limited liability company in the state of Florida on April 1, 2010, to engage in the development and distribution of nutritional and dietary oral spray products. On December 3, 2012, we converted from a Limited Liability Company to a Florida Corporation.

We manufacture and distribute oral spray nutritional and dietary products. Our distribution strategy includes selling to private label customers retailers, distributors, and consumers through retail outlets.

Three Months Ended September 30, 2021 and 2020

We had sales of $70,655 and $153,766 for the three months ended September 30, 2021 and 2020, respectively, or a 54.1% decrease.

Cost of sales was $43,568 compared to $162,030 for the three months ended September 30, 2021 and 2020, respectively, or a 73.1% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also significantly increased its production labor force.

Gross profit (loss) was $27,087 and ($8,264) for the three months ended September 30, 2021 and 2020, respectively, or a 427.8% decrease. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $413,304 compared to $398,944 for the three months ended September 30, 2021 and 2020, respectively, or a 3.6% increase.

Stock based compensation was $120,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, or a 100% increase.

Finance costs were $179,795 compared to $132,419 for the three months ended September 30, 2021 and 2020, respectively, an increase of $47,376. This increase is the result of the recognizing the expense related to the discount on convertible debt and beneficial conversion features.

We incurred a net loss of ($688,257) compared to ($571,931) for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 and 2020

We had sales of $246,124 and $956,350 for the nine months ended September 30, 2021 and 2020, respectively, or a 74.3% decrease.

Cost of sales was $175,852 compared to $594,331 for the nine months ended September 30, 2021 and 2020, respectively, or a 54.3% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also significantly increased its production labor force.

Gross profit was $70,272 and $362,019 for the nine months ended September 30, 2021 and 2020, respectively, or a 80.6% decrease. This is the result of the disruptions in operations resulting from the pandemic.

General and administrative expenses were $1,320,644 compared to $1,327,256 for the nine months ended September 30, 2021 and 2020, respectively, or a 0.5% decrease.

Stock based compensation was $2,514,514 and $47,023 for the nine months ended September 30, 2021 and 2020, respectively, or an 5,247.5% increase.

Finance costs were $477,997 compared to $800,399 for the nine months ended September 30, 2021 and 2020, respectively, an decrease of $322,402. This decrease is the result of the recognizing the expenses related to the discount on convertible debt and beneficial conversion features.

We incurred a net loss of ($4,037,838) compared to ($1,909,498) for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, and proceeds from the issuance of stock.

Cash Flow Activities

As of September 30, 2021, the Company had a cash balance of $130,502.

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

Operating Activities

Our cash increased $129,760 for the nine months ended September 30, 2021. Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first nine months of 2021, the Company’s operating activities used cash of $959,286, compared to the first nine months of 2020 which used cash of $900,513. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Investing Activities

Cash used in investing activities during the first nine months of 2021 and 2020 was $0 and $0, respectively.

Financing Activities

During the nine months ended September 30, 2021, we received proceeds of $348,000 from the sale of common stock, $512,500 from promissory notes with shareholders, and an aggregate of $243,275 from SBA financing, under the Paycheck Protection Program and CARES act.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2021, and to date, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act for the offer and sale of the securities.

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

During the quarter ended September 30, 2021, the Company issued 1,937,500 shares of common stock and 7,750,000 warrants in exchange for cash totaling $155,000. The warrants have an exercise price of $0.08 per share and expire two years after issuance.

In July 2021, the Company issued 1,000,000 shares of common stock with an aggregate value of $120,000 for consulting services.

During the quarter ended September 30, 2021, the Company received proceeds aggregating $297,500 in connection with two convertible promissory notes with due dates ranging from August to September 2022. The notes contained original issue discounts totaling $30,000. Each noteholder has the right to convert any or all of the principal face amount of the notes to the Company’s common stock at a price of $0.08 per share.

During the quarter ended September 30, 2021, an aggregate of 4,187,500 warrants were issued to the noteholders as additional consideration. The warrants are exercisable at $0.08 per share and expire three years from the date of each respective note.

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

NutraLife BioSciences, Inc.

Dated: November 15, 2021	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	November 15, 2021
Edgar Ward	(principal executive officer and principal financials and accounting officer)

