Form 10-K
period 2021-12-31
NUTRALIFE BIOSCIENCES, INC
filed 2022-04-11
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $14,359,742 computed by reference to the closing sales price of the shares of common stock on June 30, 2021, which was $0.138.

The number of shares outstanding of the registrant’s common stock as of March 23, 2022, was 174,968,516 shares.

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

PART I

Item 1. Business

Overview

NutraLife BioSciences, Inc., a Florida corporation (“us,” “we,” “our” or the “Company”) was founded in 2010 by Edgar Ward, the Company’s Chief Executive Officer, President & sole Director to engage in the development, manufacturing and distribution of nutritional and dietary nutritional supplement products. Since then, the Company has evolved into a branded and private label developer, manufacturer and distributor of a wide range of nutraceutical, wellness, and CBD products.

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

The Company’s manufacturing facility has been registered with the Food and Drug Administration and its manufacturing facility has operated in accordance with the Good Manufacturing Processes Standard (GMP) for more than five years. Our products adhere to high manufacturing standards throughout every step of the manufacturing and extraction process. Our products are formulated, developed, manufactured and produced under the supervision of Edgar Ward, our Chief Executive Officer, President and sole Director. Once produced, our products are tested by our in-house and third party laboratory chemists. We believe that our nutraceutical and industrial CBD products are of the highest-quality and are laboratory tested for strength, purity and contaminants such as microbials, heavy metals, pesticides, and solvents.

We offer a number of different core formulations which we modify to meet the specifications of our private label customers. We provide many different variations of our core formulations. Our private label ingestible and skincare products include CBD-infused oral sprays, tinctures, pet drops, pain balms, and face creams.

Our products are available in various formulations and strengths and are available for purchase online directly from the Company through its website at www.nutralifebiosciences.com, as well as through numerous other private label distributors, online retailers and retail outlets. Information available on, or accessible through the foregoing website is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $5.8 and $2.9 million for the years ended December 31, 2021 and 2020, respectively, negative cash flows from operations for both years and had an accumulated deficit of approximately $47.6 million at December 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our financial statements for the years ended December 31, 2021 and 2020 contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

In December 2019, a novel strain of coronavirus was reported to have surfaced in China and spread to the U.S. in early 2020. The spread of this virus caused various business disruptions including temporary closures to the Company’s offices and facilities.

The Company is currently in the process of raising capital to complete and finalize the build-out of its facility in Deerfield Beach for the purpose of consolidating its operations. The structure of the capital raise is currently in development. The Company is seeking to continue its path to profitability through increased business development, marketing and sales of the Company’s multiple lines of topical, ingestible and skincare health and wellness products. The Company is also focused on completing an efficacy clinical study on its patented mosquito bug patch with plans upon a successful conclusion to launch globally in the future, adding to the Company’s suite of wellness products. However, there can be no assurance that the foregoing can occur as planned, or at all.

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

We have four wholly owned subsidiaries:

●	Precision Analytic Testing, LLC, a Florida limited liability company (“PAT”) formed on May 11, 2019;
●	NutraDerma Technologies, Inc., (“NutraDerma”) a Florida corporation formed on January 28, 2019;
●	PhytoChem Technologies, Inc., a Florida corporation (“PhytoChem”) formed on February 4, 2019; and
●	TransDermalRX, Inc., a Florida corporation (“TransDermal”) formed on February 8, 2019.

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

Our Business

We are a manufacturer and distributor of nutraceutical, dietary, wellness and other products, such as skincare and sanitizer products. Our products are sold to private label distributors who sell the products we manufacture under their own brand names as well as under our own brand names. We generate revenues from the sales of our products.

For the years ending on December 31, 2021 and 2020, we generated revenues of $626,619 and $1,255,784, respectively, from the sale of our products.

In March 2017, we began selling CBD products. For the years ending on December 31, 2021 and 2020, we generated revenues of $516,747 and $66,807 respectively, from the sale of our CBD products, representing 98% and 5.65% of our revenues for such periods.

Our Products and Services

We manufacture and distribute private label and branded products. In both of the years ended December 31, 2021 and 2020, private label sales represented 82% of our revenue.

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

Our CBD products include:

●	Cannabinoid-rich hemp oil derived from industrial hemp;
●	Tinctures;
●	Topical lotions and oils applied directly to the skin designed to treat pain or inflammation;
●	Face creams;
●	Massage oils;
●	Nutraceutical Sprays with CBD as an added ingredient; and
●	Pet products taken internally.

Our other products include:

●	Eddie’s Clean Hands
●	Eddie’s Immune Boost
●	INVISIPatch Bug Patch
●	PCR- Pure

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

In September 2021, the Company entered a strategic partnership with KOR Medical to produce an initial order for a line of cannabinoid-based wellness products. The initial products produced under this venture is a line of four ingestible items formulated to help improve overall health, including helping consumers sleep better, feel better, be calmer, and improve their quality of life.

In November 20, 2021 the Company executed a definitive agreement with Cookie Retail Products, LLC (“CRP”) for a strategic partnership with Cookies (branded) Retail Products. Under the terms of the agreement, CRP will provide the Company with branding and marketing guidance while the Company becomes a preferred research and development profit participant and partner of CRP. The Company will utilize its nutraceutical and research resources to design, create, and provide options for non-regulated, federally legal for sale, innovative product introductions to be used for the parent Cookies brand. Cookies is an iconic billion-dollar brand with retail, ecommerce, and direct-to-consumer verticals across multiple channels of trade.

Our Operating Strategy

The Company manufactures and distributes unique dietary supplements, sold directly to consumers, as well as through retail and wholesale outlets. We are dedicated to bringing the highest quality, most beneficial, effective nutrients and delivery systems to the market. With over 35 years’ experience in nutritional supplementation, we know the importance of products that are natural and highly effective in maintaining one’s healthy lifestyle.

The Company’s products are formulated to cater to the daily health needs of men and women, and feature revolutionary nutrient delivery systems, such as oral sprays, tincture droppers, blast caps and nutritional drinking straws. These methods are approved for pharmaceutical and nutraceutical use and have been hailed for their convenience and precision.

The Company entered into strategic partnership with Cookies (branded) Retail Products (CRP). Under the terms of the agreement, CRP will provide the Company with branding and marketing guidance while the Company becomes a preferred research and development profit participant and partner of CRP. The Company will utilize its nutraceutical and research resources to design, create, and provide options for non-regulated, federally legal for sale, innovative product introductions to be used for the parent Cookies brand. Cookies is an iconic billion-dollar brand with retail, ecommerce, and direct-to-consumer verticals across multiple channels of trade.

In conjunction with recent private-label agreements, the Company is in the process of expanding its manufacturing operations and capabilities to accommodate the production of several new products expected to be released in the near future. These products include an immune booster drink shot infused with CBDA. CBDA along with CGBA have been found to “bind to the SARS-CoV-2 spike protein, blocking a critical step in the process the virus uses to infect people.” Steve Lundeberg, Oregon State University.

The Company is also preparing an application for a planned uplisting to the OTCQB, with the objectives of increasing its visibility and exposure within the North American financial community, and creating additional value for shareholders.

We plan to continue the development, manufacturing and distribution of nutritional dietary and skincare products and we believe a number of current industry trends will increase demand for private label products particularly in the industrial hemp CBD market. Our operating strategy for such products consists of the following key elements:

●	We purchase raw materials and produce goods only upon receipt of a firm commitment from our private label customers and we require payment in full prior to shipping. Once a product is shipped to a customer, we generally do not accept returns unless the product is defective or delivered late. These practices minimize our need to carry unsold inventories.
●	We regularly update our product line to keep up with consumer trends and industry developments.
●	We provide superior customer service by controlling the entire production process of our products. By controlling the production process, we have the ability to tailor products to a customer’s specific needs, offer customers rapid order turnaround time, maintain flexible scheduling and maintain higher standards of quality control.
●	We seek to add value to customers’ overall merchandising effort. We work closely with our customers to develop distinctive product lines at their particular price points. We believe that this process allows our customers to achieve a degree of differentiation from their retail competitors. We believe our ability to develop, manufacture and offer high quality, all-natural products is a competitive advantage and will lead to increased orders.
●	We emphasize the development of long-term relationships with our customers by providing a high level of customer service through our sales force. We seek to capitalize on our knowledgeable and experienced sales force by maintaining regular interaction with our customers which provides us with an understanding of which products will meet their particular needs.

Our Growth Strategy

We intend to grow our business by pursuing the following strategies:

●	We plan to continue to expand our manufacture of consumer products.
●	We also plan to continue to brand ourselves as a High Quality GMP Compliant manufacturer of industrial hemp CBD products. Many manufacturers of CBD based products do not operate in compliance with GMP standards. All of our CBD products are tested at multiple stages of the production process to ensure product quality and a THC content of less than 0.3%.
●	We will seek to increase sales to our existing customers by expanding sales of additional products. Certain of our customers began their relationship with us by purchasing only one of our products. Since these initial purchases, we have been able to expand our sales to such customers to multiple products. This strategy has enabled us to expand our product sales to our existing customers over time. We aggressively pursue these cross-selling opportunities. Our range of products enables us to pursue many of these cross-selling opportunities.
●	We seek to increase sales to customers by offering products in categories outside of our traditional product offerings.
●	We plan to leverage our sales, reputation for quality all-natural products to expand our customer base to other private label customers within the industrial hemp CBD and Nutraceutical markets.

Our Customers

Our customers for our consumer sanitizer products include Grainger, Riverhead Chamber of Commerce and ecommerce direct to consumer consumers.

Our private label sales represent several different brands of products manufactured by us. Sales to private label customers represented approximately 82% and 99% of our revenues for the years ended December 31, 2021 and 2020, respectively. Our industrial hemp CBD products represented 98% and 100% of private label sales in the years ended December 31, 2021and 2020, respectively.

We do not enter into long term contracts with our private label distributors and all sales are made by purchase order. Our private label customers are not obligated to order a minimum amount of product from us and can discontinue purchasing our product at any time.

We believe our private label products offer numerous benefits to our customers:

●	Our private label products are premium products.
●	Our private label products offer the opportunity for higher profit margins than brand name products.
●	Distributing private label products builds brand recognition for the retail as well as the wholesale customer.
●	We are registered with the FDA and follow GMP in the manufacturing process ensuring high quality products and consistent standards for our private label customers.
●	Businesses using our private label products avoid the additional expense of manufacturing and creating the finished product.
●	Our private label customers are able to focus their attention and resources on their business and not on manufacturing a final product.
●	We believe that we offer high quality unique products with enhanced delivery systems that are effective and appealing to consumers.
●	We offer a wide range of private label products providing our customers with a variety of options.

Manufacturing

As noted above, the Company entered into strategic partnership with Cookies (branded) Retail Products (CRP). Under the terms of the agreement, CRP will provide the Company with branding and marketing guidance while the Company becomes a preferred research and development profit participant and partner of CRP. The Company will utilize its nutraceutical and research resources to design, create, and provide options for non-regulated, federally legal for sale, innovative product introductions to be used for the parent Cookies brand. Cookies is an iconic billion-dollar brand with retail, ecommerce, and direct-to-consumer verticals across multiple channels of trade.

Also noted above, in 2020, the Company made a strategic pivot from our then-current nutraceutical manufacturing business by adding the manufacture of consumer sanitizer products utilizing the Company’s existing manufacturing capabilities and the Company’s ability to retrofit its operations and accommodate production due to the shortage of supply and demand for sanitizer products. To do so, consistent with FDA requirements, the Company registered and obtained a labeler code as an OTC manufacturing facility and began manufacturing and distributing a line of liquid-based multi-use sanitizer spray products under the Company’s in-house brand, “Eddie’s Clean Hands,” packaged as a multi-use sanitizer spray, formulated per the CDC’s recommendation of containing at least 60-95% ethanol or isopropanol alcohol to be effective. We plan to continue manufacturing and distributing liquid-based multi-use sanitizer spray products under the Company’s in-house brand, “Eddie’s Clean Hands”.

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

On June 6, 2017, we entered into an agreement to lease nineteen thousand eight hundred and thirty-one (19,831) square feet in Deerfield Beach, FL 33441. We plan to use seventeen thousand eight hundred (17,800) square feet of the new Deerfield Beach location for manufacturing, storage and distribution of our products. We expect to begin manufacturing at this location in July of 2022.

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

Sources and Availability of Raw Materials

The raw materials for our industrial hemp CBD products consist of Cannabidiol rich oil and isolate. We obtain the raw materials for our industrial hemp CBD products from state licensed suppliers. We obtain the raw materials for our other non-CBD based products from several ingredient suppliers located in the U.S. These raw materials consist of naturally derived vitamins and nutrients. The raw materials used by us are available from a variety of suppliers. We maintain a good relationship with our suppliers and do not anticipate that any of our suppliers will terminate their relationship with us in the near term. We have ongoing relationships with secondary and tertiary suppliers. In the event we are unable to obtain any of our raw materials from our suppliers; we believe that we could obtain alternative sources of any raw materials from other suppliers. We do not have contracts with our suppliers and we order our raw materials on an as needed basis. We have not experienced any material adverse effects on our business as a result of shortages of raw materials or packaging materials used in the manufacturing of our products. An unexpected interruption or a shortage in supply of raw materials could adversely affect our business derived from these products.

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

Product Development & Quality

We have in place comprehensive quality control procedures seeking to ensure that raw materials and finished goods meet our exacting quality standards. Each product we offer is based upon the research of Mr. Ward, with the assistance of our team and in-house chemists. Our products are and, in the future, will continue to be identified by Mr. Ward based upon suggestions from customers, and from industry and market research he conducts on an ongoing basis. We do not employ medical professionals and our management does not have experience in the healthcare industry or in the treatment of disease. Our products have not been confirmed in any respect by the FDA or any other governmental agency and may not produce the results intended. In developing products, we require:

●	ingredients that are supported with a certificate of analysis, publicly available scientific research and references which our Chief Executive Officer reviews with our in-house chemists who assist in developing our final products;
●	ingredients that are combined so that their effectiveness is not impaired;

●	the THC contained in our products is less than 0.3% and all other ingredients are in dosage levels that fall within tolerable upper intake levels established for healthy people by the Institute of Medicine of the National Academies and products with hemp;
●	our products do not contain adulterated ingredients such as ephedra, androstenedione, aspartame, steroids, or human growth hormones; and

Sales and Marketing

Mr. Ward actively participates in the planning of our marketing and selling efforts. We employ 1 in house sales representative and use the services independent sales representatives on a commission basis. We believe that this sales structure enables us to effectively control our costs and sales efforts.

We believe that our marketing mix of social media promotions and search engine optimization is an optimal strategy to increase sales for both our private label and branded products. We use web-based marketing to promote our brands and products including social media and promotion of our website at www.nutralifebiosciences.com. The information available on or accessible through our website is not a part of and is not incorporated by reference into this Annual Report. Our website provides useful information about our industry, new developments and our products and allows visitors to order our retail and wholesale wellness, nutraceutical and CBD products. We use Search Engine Optimization (SEO) on an ongoing basis to drive traffic to our website and social media pages and enhance our presence on major search engines such as Google, Bing and Yahoo.

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

Employees

As of the date hereof, we have approximately 12 full-time and part-time employees. 1 employee is a chemist engaged in product development and testing, 3 are engaged in executive or administrative capacities, 7 employees are engaged in manufacturing, packaging, or distribution and 1 is engaged in sales.

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

Patents and Trademarks

NutraDerma holds patent number 7,754,237 from the U.S. Patent and Trademark office, for an all-natural dermal patch designed to prevent mosquito and other insect bites. We plan to begin to test, manufacture and distribute this product in the near future.

Backlog of Orders

We have no backlog of orders.

Seasonal Aspect of our Business

None of our products are affected by seasonal factors.

Status of any Publicly Announced New Product or Service

As noted above, the Company entered into a strategic partnership with Cookies (branded) Retail Products (CRP). Under the terms of the agreement, CRP will provide the Company with branding and marketing guidance while the Company becomes a preferred research and development profit participant and partner of CRP. The Company will utilize its nutraceutical and research resources to design, create, and provide options for non-regulated, federally legal for sale, innovative product introductions to be used for the parent Cookies brand. Cookies is an iconic billion-dollar brand with retail, ecommerce, and direct-to-consumer verticals across multiple channels of trade.

In September 2021, the Company entered a strategic partnership with KOR Medical to produce an initial order for a line of cannabinoid-based wellness products. The initial products produced under this venture is a line of four ingestible items formulated to help improve overall health, including helping consumers sleep better, feel better, be calmer, and improve their quality of life.

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

Material Agreements

Cookies Retail Products

As noted above, the Company entered into strategic partnership with Cookies (branded) Retail Products (CRP). Under the terms of the agreement, CRP will provide the Company with branding and marketing guidance while the Company becomes a preferred research and development profit participant and partner of CRP. The Company will utilize its nutraceutical and research resources to design, create, and provide options for non-regulated, federally legal for sale, innovative product introductions to be used for the parent Cookies brand. Cookies is an iconic billion-dollar brand with retail, ecommerce, and direct-to-consumer verticals across multiple channels of trade.

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

As of the date of the filing of this report, NewLeaf holds an aggregate of 15,764,705 of our common shares. The warrants to purchase an additional 10,950,000 common shares for an aggregate price of $2,190,000 at any time until March 4, 2022 and the option to purchase an additional 7,647,058 common shares for an aggregate price of $650,000 at any time prior to April 8, 2019, were not exercised prior to such dates.

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

Amended Note

Pursuant to the terms of the Amended Note dated November 13, 2019 from the Company to the Purchaser (the “Amended Note”), the entire outstanding principal balance of the Amended Note matured on December 7, 2020. The Amended Note provides that the Company make the first interest only payment on December 7, 2019 at the fixed rate of 5.75% per annum. Beginning January 7, 2020 and continuing until the maturity date, the Company agreed to make equal monthly instalment payments of principal and interest at the fixed rate of 5.75% per annum in an amount sufficient to fully amortize the Principal Amount of the Amended Note and all accrued interest over an amortization period of 18 months, until all amounts due under the Amended Note are paid in full. Interest will accrue from June 6, 2019 at the rate of 5.75% per annum until the maturity date of the Amended Note.

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

Company Default

The Company has not made the principal and interest payments on the Amended Note as of the date of this Annual Report. The Company now believes that it may have defences to the enforcement of the Transaction Documents as written, however this may not be the case. Additionally, the Purchaser has not indicated to the Company that it will seek to enforce its rights under the Transaction Documents or that it will proceed against the Collateral.

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

During the years ended December 31, 2021 and 2020, we received $348,000 and $125,000 from the sale of our securities. For the years ended December 31, 2021 and 2020, our revenues were approximately $600,000 and $1,300,000, respectively from the sale of our products. Our operating expenses are presently approximately $380,000 per month or $4,600,000 annually which consist of rent, advertising, salaries and other general and administrative expenses. Our cash on hand as of the date of this Annual Report on Form 10-K is $135,769 which is not sufficient to pay our operating expenses. We are in the process of obtaining future financing and are dependent on the sale of our securities to help fund our operations. There is no assurance we will be able to obtain future funding for our operations from the sale of our securities. The future issuance of our securities will result in substantial dilution in the percentage of our common stock held by our then existing stockholders, and would likely have an adverse effect on any trading market for our common stock. Obtaining financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing to fund our future operations, our business could fail and you could lose your investment.

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

For the years ended December 31, 2021 and 2020, we incurred net losses of approximately $5,800,000 and $2,900,000. As a result, our auditor has rendered an opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail or completely suspend our operations.

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

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities could be at prices substantially below prices at which our shares are currently valued. To the extent we require additional financing and cannot raise it, we may have to limit our then-current operations, curtail all or certain portions of our business objectives and plans or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our investors. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favourable terms could have a material adverse effect on our liquidity and financial condition.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our potential revenues will be negatively impacted.

For the years ended December 31, 2021 and 2020, our revenues were $626,619 and $1,255,784 respectively, from the sale of our products. For the years ended December 31, 2021 and 2020, we incurred net losses of $5,827,507 and $2,889,940.

Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

Our operating expenses are presently approximately $380,000 per month or $4,600,000 annually which consist of rent, advertising, salaries and other general and administrative expenses. Our cash on hand as of the date of this Form 10-K is $135,769 which is not sufficient to pay our operating expenses. In the future, we may require additional debt or equity funding to continue our operations. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding. Further new offerings of our common shares will dilute our existing shareholders and your investment in our common shares. We do not have any plans or specific agreements for new sources of funding and we have no agreements for financing in place.

Our liabilities could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2021, our total liabilities were $5,563,655. Our liabilities could have important consequences for our investors, including: making it more difficult for us to make payments on indebtedness; increasing our vulnerability to general economic and industry conditions; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness when our indebtedness become due. This reduces our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; limiting our ability and the ability of our subsidiaries to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors which have fewer liabilities. We may incur substantial additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we face could increase.

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

We have experienced rapid growth in a relatively short period of time. Our revenues were approximately $600,000 and $1,300,000 for the years ended December 31, 2021 and 2020, respectively. We plan to continue to expand our operations, and we anticipate that further significant expansion will place additional demands on our resources and operations. We presently operate our manufacturing and distribution from a 6,400 square foot facility. We plan to begin manufacturing at a second facility consisting of 20,000 square feet in addition to our existing facility. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our sales and manage our operational systems. If we are unable to manage our growth successfully, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include but are not limited to:

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

Our revenues are highly dependent upon two private label distributors, which represented 58%, and 24%, of our revenues for the year December 31, 2021 and should these distributors reduce their orders from us or should we lose these distributors; our revenues and results of operations would be negatively affected which could cause you to lose your investment.

Our revenues are concentrated and highly dependent on two (2) private label customers which represented 58%, and 24%, of our revenues for the year ended December 31, 2021. All sales made under a private label relationship are made on a purchase order basis and there are no long-term contracts with respect to any private label relationships. There can be no assurance that existing private label relationships will continue in the future or that we will be able to obtain new private label relationships on an ongoing basis, if at all. Our private label customers can reduce the products they order from us or cease ordering products from us at any time without notice. There can be no assurance that these private label customers will continue to place orders with us, that orders by such customers will continue at their previous levels or that we can replace any such lost business. Should this occur, our revenues and results of operations will be negatively affected which could cause you to lose your investment in our common shares.

As a result of our evolving business model, we have a limited operating history in our lines of business and, therefore, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Since our inception, our business model has evolved significantly. In 2017, we began selling CBD products and as a result our revenues increased from approximately $1,800,000 in 2017 to approximately $3,700,000 in 2018 and then decreased to $2,130,000 in 2019 and $1,300,000 in 2020, and 600,000 in 2021. CBD became our main source of income, and we focused on generating revenue through private label manufacturers. As a result of the change in our business model, our revenues have significantly increased from prior periods. We have a limited operating history for our CBD products from which to evaluate our business. Additionally, amid the COVID-19 global pandemic, in 2020, the Company made a strategic pivot from our then-current nutraceutical manufacturing business by adding the manufacture of consumer sanitizer products utilizing the Company’s existing manufacturing capabilities and the Company’s ability to retrofit its operations and accommodate production due to the shortage of supply and demand for sanitizer products. We also have a limited operating history for our sanitized products from which to evaluate our business. Our failure to successfully execute our business plan would have a material adverse effect on our ability to continue operating. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

In the year ended December 31, 2021, product returns represented 2% of our sales. Products may be returned for various reasons, including expiration dates or lack of sufficient sales volume. Any increase in product returns could reduce our results of operations.

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

Edgar Ward, our founder, Chief Executive Officer, President and sole Director holds voting and dispositive control over 13.87% of our issued and outstanding common stock shares. Further he holds 100% of our issued and outstanding Series A Preferred stock. Each share of Series A Preferred Stock is entitled to 500,000 votes per share or an aggregate of 500,000,000 votes. Therefore, Edgar Ward effectively has voting control over the Company, which could lead to a conflict of interest where Mr. Ward’s interests do not align with those of ordinary shareholders of the Company.

Because we do not have an audit or compensation committee, shareholders will have to rely on the one member of our board of directors who is not independent to perform these functions.

We do not have an audit or compensation committee or board of directors as a whole that is composed of independent directors. These functions are performed by our sole director. Because our sole Director is not independent, there is a potential conflict between their or our interests and our shareholders’ interests since Edgar Ward, our sole Board Member, is also our Chief Executive Officer and President who will participate in discussions concerning management compensation and audit issues that may affect management decisions. Until we have an audit committee or independent directors, there may less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

As of the date hereof, we had 174,968,516 shares of our common stock outstanding, each entitled to one vote per common share. Our Chief Executive Officer, President and sole Director, Edgar Ward, held 13.87% of our issued and outstanding common stock and 1,000 Series A Preferred which provide 500,000 votes per share or an aggregate of 500,000,000 votes on all matters submitted to our stockholders. As a result, Mr. Ward has voting control of the Company and has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Mr. Ward’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

We will, in the future, issue additional securities which would reduce investors’ percent of ownership and will cause dilution to our existing shareholders.

Our Articles of Incorporation authorize us to issue 499,990,000 shares of common stock. As of the date hereof, we had 174,968,516 shares of common stock outstanding. Accordingly, we may issue additional shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Additionally, we are authorized to issue 10,000 shares of preferred stock, of which we currently have 1,000 shares of our Series A Preferred stock issued and outstanding and 20 shares of Series B Preferred stock issued and outstanding. Further, our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at our discretion including conversion and voting preferences without notice to our shareholders.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We lease an aggregate of 6,400 square feet of office and warehouse space at 6601 Lyons Rd, Suites L-6&7, Coconut Creek, FL 33073, with base rent at $6,100 per month from Lyons Corporate Park for our executive offices. Approximately 5,800 square feet is used for manufacturing, storage and distribution. The lease term has been renewed for a three year to expire in January of 2025.

On June 6, 2017, we entered into an agreement with Hillsboro Technology Center, LLC to lease an aggregate of 19,831 square feet at 448 Hillsboro Technology Drive, Deerfield Beach, FL 33441, with base rent at $14,447 per month plus 7.65% of common area and 13% of building operating expenses. We plan to use this location as a manufacturing, storage and distribution facility commencing in June 2022. The lease term commenced on January 1, 2018 and terminates eighty-six (86) months thereafter.

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

Hamilton v. the Company: Hamilton & Associates Law Group, P.A. v. Nutralife Biosciences, Inc. f/k/a Nutrafuels, Inc., Case No. 50-2020-CA-008435, was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida on August 9, 2020. In the suit, Hamilton & Associates Law Group, P.A. sets forth purported claims for breach of contract, and in the alternative, account stated, open account, unjust enrichment, and quantum meruit. Plaintiff requests a judgment for damages in the principal sum of $150,000, plus an award of attorneys’ fees and costs pursuant to a legal services agreement dated January 7, 2019, as well as pre-judgment interest and post-judgment interest. The Hamilton matter filed directly against the Company initially included a claim against Edgar Ward, but the individual claim has been dropped. The prior engagement agreement between the Hamilton law firm and the Company (for 2018) was in the nature of a flat fee engagement, in which shares were provided in lieu of cash payments. The Company maintains that the change in the engagement of the law firm (from 2018 to 2019) in terms of the nature of payment was not disclosed or explained adequately, and the Company was unaware of any claim that sums remained unpaid, as all fees were understood to be paid as a result of the shares of stock provided. The claim was filed on August 9, 2020, and is not set for trial, and only documentary discovery has been conducted to date.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is quoted on the OTC Pink Limited Information Tier of OTC Markets under the symbol, “NLBS.” Our common stock shares were quoted with the symbol “NTFU” on the OTC Markets from May 19, 2014 until March 5, 2019. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. On March 23, 2022, the closing price of our common stock on the OTC Pink was $0.085 per share.

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

Set forth below are the range of high and low prices for our common stock from the OTC Markets Pink Tier for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

PERIOD	HIGH	LOW
YEAR 2021
First Quarter 03/31/21	$0.179	$0.085
Second Quarter 06/30/21	$0.158	$0.090
Third Quarter 09/30/21	$0.138	$0.056
Fourth Quarter 12/31/21	$0.123	$0.073
YEAR 2020
First Quarter 03/31/20	$0.113	$0.007
Second Quarter 06/30/20	$0.099	$0.035
Third Quarter 09/30/20	$0.067	$0.021
Fourth Quarter 12/31/20	$0.175	$0.037

Transfer Agent

Our transfer agent is VStock Transfer LLC located at 18 Lafayette Place, Woodmere, NY 11598. Its telephone number is 212-828-8436 and its website is located at http://www.vstocktransfer.com. VStock Transfer is registered as a transfer agent with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Holders

As of the date hereof, we had 174,968,516 shares of common stock issued and outstanding. As of the date hereof, we had 141 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Unregistered Securities

From March 2019 to present, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act of 1933, as amended for the offer and sale of the securities.

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

In March, 2021, the Company issued 10 shares of Series B Convertible Preferred Stock to three consultants, Thomas Reid, Draper Inc. and John Boldis as part of their compensation agreements. The consultant compensation was valued at $164,524 using the trading price of the equivalent common stock on the date of issuance.

In April 2021, the Company issued 2,000,000 warrants to Nicholas Ward, its Production Manager as compensation. The warrants have an exercise price of $0.1025 and expire 3 years after issuance.

In April through June 2021, the Company issued 2,412,000 shares of common stock and 9,650,000 warrants in exchange for $193,000 to Mitchell Pasin, Frank Cannarozzo, Glenn Morris, Andrew O’Connor and Kenneth Klimas. The warrants have an exercise price of $0.08 per share and expire 2 years after issuance.

In June 2021, the Company entered into two Note Exchange Agreements with Larraine Cullam and Eileen Miller. The note holders agreed to exchange their current notes that were in default, for new promissory notes, shares of common stock totalling 1,997,312, and warrants to acquire an aggregate of 7,989,250 shares of common stock. The warrants are exercisable at $0.08 per share and expire two years from the dates of the new promissory notes.

During the quarter ended September 30, 2021, the Company issued 1,937,500 shares of common stock and 7,750,000 warrants in exchange for cash totalling $155,000 to Jeffrey Vaughn, and Frank Cannarozzo. The warrants have an exercise price of $0.08 per share and expire two years after issuance.

In July 2021, the Company issued 1,000,000 shares of common stock with an aggregate value of $120,000 for consulting services to Kahn Family Limited PT II.

During the quarter ended September 30, 2021, the Company received proceeds aggregating $297,500 in connection with two convertible promissory notes issued to GC Capital Partners, LLC and Quick Capital, LLC with due dates ranging from August to September 2022. The notes contained original issue discounts totalling $30,000. Each noteholder has the right to convert any or all of the principal face amount of the notes to the Company’s common stock at a price of $0.08 per share.

During the quarter ended September 30, 2021, an aggregate of 4,187,500 warrants were issued to the above noteholders as additional consideration. The warrants are exercisable at $0.08 per share and expire three years from the date of each respective note.

In November, 2021 the Company entered into Note Exchange Agreement with Joseph Corso. The note holder agreed to exchange his current note that was in default for shares of common stock totaling 2,633,333, and warrants to acquire 2,633,333 shares of common stock. The warrants are exercisable at $0.08 per share and expire two years from the dates of the new promissory notes.

In December 2021, The Company issued 550,000 shares of common stock with an aggregate value of $55,000 for consulting services to David Hayek.

Our Securities

General

Our authorized capital stock consists of 499,990,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2021, 171,398,834 shares of common stock are outstanding; and 1,000 shares of Series A Preferred stock and 27 shares of Series B Preferred stock are outstanding.

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

There are currently 1,000 shares of Series A Preferred stock and 27 shares of Series B Preferred stock issued and outstanding.

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

Warrants

There are 80,837,314 outstanding warrants of the Company as of December 31, 2021. The warrants are exercisable at $0.08-$0.35 per share and expire two to three years from the date of each respective agreement.

Options

There are currently no options outstanding.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

The Company was formed as a limited liability company in the state of Florida on April 1, 2010, to engage in the development and distribution of nutritional and dietary oral spray products. On December 3, 2012, we converted from a Limited Liability Company to a Florida Corporation.

We manufacture, market, and distribute alternative wellness solutions with a mission to build an enterprise solution within the health and wellness industry.

Our objective is to uncover breakthrough, nutrient-rich formulations, using the most effective ingredients and delivery systems available to the nutraceutical industry, and offer alternative wellness solutions that help improve the quality of life. Our distribution strategy includes selling to private label customers, retailers, distributors, and consumers through retail outlets.

Years Ended December 31, 2021 and 2020

We had sales of $626,619 and $1,255,784 for the years ended December 31, 2021 and 2020, respectively, or a 50.1% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions due to the pandemic and overall industry changes as a result.

Cost of sales was $543,031 compared to $745,934 for the years ended December 31, 2021 and 2020, respectively, or a 27.2% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic and overall industry changes.

Gross profit was $83,588 and $509,850 for the years ended December 31, 2021 and 2020, respectively, or a 83.6% decrease. This is the result of the disruptions in operations resulting from the pandemic and overall industry changes.

General and administrative expenses were $1,849,371 compared to $1,804,765 for the years ended December 31, 2021 and 2020, respectively, or a 2.5% increase. This increase is primarily due to the disruptions in the Company’s operations from the pandemic overall industry changes.

Stock based compensation was $2,569,514 and $501,707 for the years ended December 31, 2021 and 2020, respectively, or a 412.2% increase. This increase was a result of business development and operational efforts.

Finance costs were $1,849,286 compared to $916,835 for the years ended December 31, 2021 and 2020, respectively, an increase of $932,451.

We incurred a net loss of approximately $5,800,000 compared to $2,900,000 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, and proceeds from the issuance of stock.

The Company through its efforts has secured new business and expects to see a surge in its revenue from multiple channels providing the necessary cash flows to support its operations and debt commitments.

Cash Flow Activities

As of December 31, 2021, the Company had a cash balance of $135,769. Failure to successfully continue to grow operational revenues could harm our profitability and adversely affect our financial condition and results of operations. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing sales channels.

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

Operating Activities

Our cash increased $135,027 for the year ended December 31, 2021. Cash used in operating activities is net loss adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the year ended December 31, 2021, the Company’s operating activities used cash of $487,386, compared to the year ended December 31, 2020 which used cash of $1,284,240. For details of the operating cash flows refer to the consolidated statements of cash flows in Item 8 – Financial Information and Supplementary Data.

Investing Activities

For the year ended December 31, 2021, the Company’s investing activities used cash of $675,000 for a deposit on an equity and license agreement.

Financing Activities

During the year ended December 30, 2021, we received an aggregate of $243,275 from SBA financing, under the Paycheck Protection Program and CARES act.

We also received $725,050 from financing from debt, and $348,000 from the sale of common stock.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

NutraLife Biosciences, Inc.

Coconut Creek, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NutraLife Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has suffered substantial net losses in recent years, has negative working capital and has an accumulated deficit at December 31, 2021 and 2020 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
We have served as the Company's auditors since 2020. Saddle Brook, New Jersey April 11, 2022

NUTRALIFE BIOSCIENCES, INC.

Consolidated Balance Sheets

December 31,

	2021	2020

Assets
Current Assets:
Cash and cash equivalents	$135,769	$742
Accounts receivable, net of allowance for doubtful accounts in the amount of $0 and $0	44,198	154,193
Inventories	309,334	567,527
Prepaid and other current assets	28,997	-
Total current assets	518,298	722,462

Property and equipment, net	2,265,196	2,314,661

Operating lease right-of-use assets	449,155	661,141
Investment	383,326	383,326
Deposit on equity and license agreement	675,000	-
Intangible asset	525,150	590,118
Other assets	35,000	35,000

Total Assets	$4,851,125	$4,706,708

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable	283,164	$173,925
Accrued expenses (related party $148,552 and $91,048)	1,043,891	786,495
Deferred revenue	70,521	-
Customer deposits	-	22,700
Liability for stock to be issued	265,500	265,500
Current portion of SBA Note Payable	-	148,000
Current portion of finance leases	17,161	20,000
Current portion of operating lease liability	141,911	214,000
Notes payable, net of unamortized discount of $200,524 and $206,542 (related party $1,000,000 and $1,000,000)	2,621,506	2,153,498
Other current liability	33,000	-
Revenue share agreements payable	725,000	-
Total current liabilities	5,201,654	3,784,118

Long-term Liabilities:

Notes payable - SBA, net of current portion	10,000	106,700
Operating lease liability, net of current portion	350,887	497,593
Finance leases, net of current portion	1,114	17,187

Total liabilities	5,563,655	4,405,598

Stockholders’ (Deficit) Equity
Preferred stock; $0.0001 par value, authorized 10,000 shares: 1,000 shares Series A issued and outstanding	1	1
27 and 20 shares Series B issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 171,398,834 and 160,419,488 shares issued and outstanding	17,133	16,036
Additional paid-in-capital	46,828,644	42,015,874
Accumulated deficit	(47,558,308)	(41,730,801)
Total stockholders’ (deficit) equity	(712,530)	301,110

Total Liabilities and Stockholders’ (Deficit) Equity	$4,851,125	$4,706,708

The accompanying notes are an integral part of these consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2021	2020

Sales	$626,619	$1,255,784

Cost of Sales	543,031	745,934

Gross Profit	83,588	509,850

Operating expenses

Advertising and promotion	22,913	176,430
Stock-based compensation	2,569,514	501,707
General and administrative	1,849,371	1,804,765
Depreciation and amortization	114,434	-

Total operating expenses	4,556,232	2,482,902

Loss from operations	(4,472,644)	(1,973,052)

Other Income (expense)

Other income (expense)	6,448	(53)
Income from debt forgiveness	487,975	-
Finance costs	(1,849,286)	(916,835)

Total other income (expense)	(1,354,863)	(916,888)

Loss before income taxes	(5,827,507)	(2,889,940)
Income tax expense	-	-

Net loss	$(5,827,507)	$(2,889,940)

Net loss per weighted average common share - basic and diluted	$(0.04)	$(0.02)

Number of weighted average shares outstanding - basic and diluted	164,526,457	146,330,346

The accompanying notes are an integral part of these consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Preferred Stock
	Series A		Series B		Number	Par	Additional		Total
	Number	Par	Number	Par	Shares	Amount	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Common	Common	Capital	Deficit	Equity

Ending Balance, December 31, 2019	1,000	$1	$-	$-	140,976,183	$14,092	$40,415,885	$(38,840,861)	$1,589,117

Preferred stock issued for services	-	-	20	-	-	-	454,684	-	454,684

Shares issued for cash	-	-	-	-	1,923,076	192	124,808	-	125,000

Shares issued in connection with debt financing	-	-	-	-	4,550,000	455	390,645	-	391,100

Shares issued for services	-	-	-	-	470,229	47	46,976	-	47,023

Beneficial conversion feature	-	-	-	-	-	-	51,900	-	51,900

Warrants issued in connection with convertible debt	-	-	-	-	-		143,900	-	143,900

Warrants issued for cash	-	-	-	-	-		5,000	-	5,000

Investment in convertible preferred stock	-	-	-	-	12,500,000	1,250	382,076	-	383,326

Net Loss								(2,889,940)	(2,889,940)
Ending Balance, December 31, 2020	1,000	$1	20	$-	160,419,488	$16,036	$42,015,874	$(41,730,801)	$301,110

Preferred stock issued for services			10	-	-	-	164,524	-	164,524

Conversion series B Preferred Stock to Common Stock	-	-	(3)	-	448,701	44	-	-	44

Common stock and warrants issued for cash			-	-	4,350,000	435	347,565	-	348,000

Common stock issued in connection with debt conversions and accrued interest			-	-	4,630,645	463	369,989	-	370,452

Shares issued for services			-	-	1,550,000	155	174,845	-	175,000

Warrants issued in connection with debt financing			-	-	-	-	1,525,857	-	1,525,857
									-
Warrants issued as compensation			-	-	-	-	2,229,990	-	2,229,990

Net Loss								(5,827,507)	(5,827,507)
Ending Balance, December 31, 2021	1,000	$1	27	$-	171,398,834	$17,133	$46,828,644	$(47,558,308)	$(712,530)

The accompanying notes are an integral part of these consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2021	2020
OPERATING ACTIVITIES
Net loss	$(5,827,507)	$(2,889,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from debt forgiveness	(487,975)	-
Depreciation	49,465	61,986
Stock-based compensation	2,569,514	501,707
Warrants issued in connection with debt conversion	1,155,590	-
Amortization of debt discount	438,235	671,319
Amortization of right of use asset	211,986	267,754
Amortization of intangible asset	64,968	64,968
Bad debt recoveries	-	(1,500)

Changes in operating assets and liabilities:
Accounts receivable	109,995	(140,894)
Inventories	258,193	(77,354)
Prepaid expenses	(28,997)	87,627
Accounts payable	109,239	938
Accrued expenses	302,882	373,301
Deferred revenue	70,521	-
Customer deposits	(22,700)	13,350
Operating lease liabilities	(218,795)	(217,502)
Revenue share agreements payable	725,000	-
Other current liability	33,000	-

Net Cash Used in Operating Activities	(487,386)	(1,284,240)

INVESTING ACTIVITIES
Deposit on equity and license agreement	(675,000)	-

Net Cash Used in Investing Activities	(675,000)	-

FINANCING ACTIVITIES
Proceeds from SBA financing	243,275	254,700
Proceeds from debt issuances	725,050	905,040
Proceeds from warrants issued for cash	-	5,000
Common shares issued for cash	348,000	125,000
Payments on finance leases	(18,912)	(19,586)

Net Cash Provided by Financing Activities	1,297,413	1,270,154

NET CHANGE IN CASH AND CASH EQUIVALENTS	135,027	(14,086)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	742	14,828

CASH AND CASH EQUIVALENTS AT END OF YEAR	$135,769	$742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Shares issued in connection with debt	$-	$391,100
Beneficial conversion feature	$-	$51,900
Right of use asset addition under ASC 842	$-	$134,364
Operating lease liabilities under ASC 842	$-	$134,364
Debt and accrued interest converted to equity	$370,452	$-
Warrants issued for the issuance of debt	$370,267	$143,900
Investment in convertible preferred stock	$-	$383,326

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”).

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

Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2021 consisted of a money market account.

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

	December 31, 2021	December 31, 2020
Raw Materials	$60,630	$356,901
Finished Goods	248,704	210,626
	$309,334	$567,527

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $0 as of both December 31, 2021 and 2020.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Impairment charges would be included with costs and expenses in the Company’s consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s consolidated balance sheets. No adjustments were made to long-lived assets during the years ended December 31, 2021 and 2020, respectively.

Revenue Recognition

The Company accounts for revenue under the guidance of FASB ASC 606, “Revenue from Contracts from Customers” (“ASC 606”).

ASC 606 prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. Under the ASC 606 guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the years ended December 31, 2021 and 2020.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The tax years 2018-2021 for the Company remain open for audit by federal and state tax authorities. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Net Loss Per Share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the year and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. The following anti-dilutive equity and debt securities were excluded from the computation of net loss per share.

	December 31, 2021	December 31, 2020
	(Shares)	(Shares)
Warrants	80,837,314	30,560,598
Series B Preferred Stock	4,038,309	-
Convertible notes payable, and accrued interest	7,746,257	5,799,124
	92,621,880	36,359,722

Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Leases

The Company accounts for leases FASB ASU 2016-02, “Leases” (“ASC 842”) and other associated standards, which defines a lease as any contract that conveys the right to use a specific asset for a period of time in exchange for consideration. ASC 842 requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about certain leasing arrangements. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the initial date of application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases (formerly called capital leases). The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

4.	The present value of the sum of lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.
5.	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of December 30, 2021, the Company has two finance leases and three operating leases.

Under the ASC 842 guidance, both finance and operating leases are reflected on the balance sheet as lease or “right-of-use” assets and lease liabilities. There are some exceptions, which the Company has elected in its accounting policies. For leases with terms of twelve months or less, or below the Company’s general capitalization policy threshold, the Company elects an accounting policy to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and accounts for these options when they are reasonably certain to be exercised. Certain leases contain non-lease components, such as common area maintenance, which are generally accounted for separately. In general, the Company will assess if non-lease components are fixed and determinable, or variable, when determining if the component should be included in the lease liability. For purposes of calculating the present value of the lease obligations, the Company utilizes the implicit interest rate within the lease agreement when known and/or determinable, and otherwise utilizes its incremental borrowing rate at the time of the lease agreement. The related right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations. We incurred a net loss of approximately $5.8 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively. We had cash used in operating activities of approximately $487 thousand for the year ended December 31, 2021, and have an accumulated deficit of approximately $48 million at December 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS, CONTINUED

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

In January 2022, the Company entered into a license and ownership agreement in an effort to expand its sales and customer base. For the details of equity and license agreement refer to the Note 6-Investment.

The independent auditors’ report on our financial statements for the years ended December 31, 2021 and 2020 contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Furniture and equipment	$1,959,694	$1,959,694
Leasehold improvements	840,728	840,728
Property and equipment, at cost	2,800,422	2,800,422
Less: accumulated depreciation	(535,226)	(485,761)
	$2,265,196	$2,314,661

Depreciation expense for the years ended December 31, 2021 and 2020 totaled $49,465 and $61,986, respectively.

NOTE 5 – INTANGIBLE ASSET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. These shares have not been issued and the Company is in negotiations with the seller to extend the issuance of the shares. As such, the Company recognized a liability for stock to be issued of $265,500 at both December 31, 2021 and 2020. The acquired patent is amortized over its remaining estimated useful life of approximately 11 years. Amortization expense is $64,968 for both of the years ended December 31, 2021 and 2020. The estimated annual amortization expense for the next five years and thereafter is as follows:

2022	$65,000
2023	65,000
2024	65,000
2025	65,000
2026	65,000
Thereafter	200,150
$525,150

NOTE 5 – INTANGIBLE ASSET, CONTINUED

A summary of the intangible asset at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Patent	$714,640	$714,640
Less: accumulated amortization	(189,490)	(124,522)
	$525,150	$590,118

NOTE 6 – INVESTMENT

Distribution Agreement

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

As of December 31, 2021, the Company was entitled to 3,831,169 shares of the Distributor’s common stock. No shares have been received as of the date of the filing of this report.

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

The investment balance as of both December 31, 2021 and 2020 was $383,326. There is no impairment recorded for the years ended December 31, 2021 and 2020.

Deposit on Equity and License Agreement

In November 2021, the Company negotiated terms of a non-exclusive sub-license agreement with a third party (the “Party”) whereby the Party will grant the Company a limited, non-exclusive authority to purchase, distribute, market, make, and sell products in which the Party has authorized the Company to produce on a case-by-case basis, for a period of three years from the effective date of the definitive agreement. In exchange for the license, the Company agreed to pay $450,000 along with a monthly license royalty fee of 20% of the final sales price of licensed items to the end buyer.

The terms also allow the Company to purchase an equivalent ownership interest of the Party for an initial funding of $225,000, with the option to increase its investment up to $6,000,000. The Company provided an initial funding fee of $225,000 in exchange for the permission to purchase an equivalent ownership interest of the Party, which should equal to the appropriate preferred purchase price, based upon the stated current valuation. The total payment of $675,000 as of December 31, 2021 is classified as a Deposit on Equity and License Agreement on the consolidated balance sheet.

In January 2022, the Company entered into a definitive agreement with the Party. The definitive agreement defined an initial term of three years from December 30, 2021, with options to renew. The Company made additional payments to the Party in January in the amount of $725,000 toward the license fee and to purchase an equivalent ownership interest. The total funding to the Party of $1,400,000 was allocated $500,000 for the license, and equity participation of $900,000.

NOTE 7 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	December 31, 2021	December 31, 2020
Officer – Bonus	$540,500	$400,000
Accrued Expenses - Other	30,912	15,456
Accrued Interest – Related Parties	148,552	91,048
Accrued Interest	230,203	103,811
Other Current Liabilities	93,724	52,849
Accrued Rent	-	123,331
	$1,043,891	$786,495

NOTE 8 – NOTES PAYABLE

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

The Company allocated $143,900 of the gross proceeds of the 2020 subscription agreement notes to the warrants on a relative fair basis. The warrants’ relative fair value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of 36 months, as assumed volatility of 189.9%, zero dividend rate, and a risk free rate of 0.17% - 0.22%. The warrants are classified in equity as additional paid-in capital.

Because the effective conversion prices of the convertible notes were less than the fair value of the underlying common stock on the issuance date, the Company allocated $51,900, the intrinsic value of that beneficial conversion feature, to additional paid-in capital.

In January 2021, the Company entered into a Note Exchange Agreement whereby a note holder of the Company agreed to exchange their current note that was in default, for a new promissory note and a warrant to acquire 1,200,000

NOTE 8 – NOTES PAYABLE, CONTINUED

shares of common stock. The warrant is exercisable at $0.08 per share and expires three years from the date of the new promissory note.

During the year ended December 31, 2021, the Company received proceeds aggregating $725,050 in connection with multiple short-term promissory notes with due dates ranging from January to December 2022. The notes have original issue discounts totaling $61,950 and bear interest at 8% to 12% for the terms of the notes.

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

The Company allocated $370,267 of the gross proceeds to the warrants on a relative fair basis. The warrants’ relative fair value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of two years, an assumed volatility ranging from 191.0%-245.56%, zero dividend rate, and risk free rate ranging from 0.18%-0.73%.

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

During the year ended December 31, 2021, the Company entered into debt settlement agreements with three of its noteholders whereby the Company issued 4,630,645 shares of its common stock as well as warrants to acquire 10,622,583 shares of common stock. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance, and were recorded as finance cost.

The amount converted was an aggregate of $325,010 of principal and $45,441 of accrued interest.

The warrants’ relative fair value of $1,155,590 was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of 24 months, as assumed volatility of 226.19%-249.44%, zero dividend rate, and a risk free rate of 0.17% - 0.28%. The warrants are classified in equity as additional paid-in capital.

Debt Discounts

Total amortization associated with all debt discounts was $438,235 and $671,319 for the years ended December 31, 2021 and 2020, respectively.

Convertible Note Payable to Shareholder

In June 2019, the Company entered into an Investment Agreement that included a secured convertible 5.75% promissory note payable for $1,000,000 with a shareholder. The note is subject to a security agreement whereby the

NOTE 8 – NOTES PAYABLE, CONTINUED

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

Note Payable, SBA

On April 23, 2020, the Company received an aggregate of $254,700 related to its filing under the Paycheck Protection Program (“PPP”) and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) from Trust Bank, N.A. (the “Lender”). The Company elected to treat the loan debt under ASB ASC 470. As such, the Company would derecognize the liability when the loan was forgiven and the Company was legally released from the loan. The PPP loan of $244,700 was forgiven on March 12, 2021 and recognized as other income.

On February 26, 2021, the Company received an aggregate of $243,275 related to its filing under the PPP and CARES Act from the Lender. The PPP loan of $243,275 was forgiven on November 26, 2021 and recognized as other income.

NOTE 9 – REVENUE SHARE AGREEMENTS

During the year ended December 31, 2021, the Company entered into two revenue share agreements with third party investors (“Investors”) and received an aggregate of $725,000. In accordance with the agreements, the proceeds were primarily used to fund the third party license agreement as described in Note 6. The proceeds are non-refundable. In exchange, the Investors are entitled to a percentage of revenue collected by the Company as a result of its investments, ranging from 1.3% to 60% until the Investors’ proceeds are repaid, and 0.83% to 49% thereafter, for a minimum of 60 months. The proceeds of $725,000 was recorded as a liability in the accompanying consolidated balance sheet.

NOTE 10 - STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2020, the Company issued 470,229 shares of common stock for services aggregating $47,023, valued using the trading price on the date of issuance.

The Company issued 1,923,076 shares of common stock for $.065 per share for an aggregate of $125,000, during 2020.

During 2020 the Company recorded $51,900 to additional paid-in capital resulting from the beneficial conversion feature.

In July 2020, the Company issued 740,740 warrants in exchange for cash proceeds of $5,000. The warrants have an exercise price of $0.10 and expire two years after issuance.

In November 2020, the Company issued 12,500,000 shares of common stock in exchange for 250 shares of nontradable Convertible Preferred Stock of the Distributor in connection with a distribution agreement. See Note 6.

NOTE 10 - STOCKHOLDERS’ EQUITY, CONTINUED

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

In December 2021, The Company issued 550,000 shares of common stock with an aggregate value of $55,000 for consulting services.

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

As of December 31, 2021 and 2020, 1,000 shares of Series A Preferred are outstanding.

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

NOTE 10 - STOCKHOLDERS’ EQUITY, CONTINUED

In March 2021, the Company issued 10 shares of Series B Preferred to three consultants as part of their compensation agreements. The consultant compensation was valued at $164,524 using the trading price of the equivalent common stock on the date of issuance.

During the quarter ended September 30, 2021, three shares of Series B Preferred were converted to 448,701 shares of common stock.

As of December 31, 2021 and 2020, 27 and 20 shares, respectively, of Series B Preferred are outstanding.

NOTE 11 – LEASES

In conjunction with the new guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has designated the existing leases as operating as further described below:

The Company leases their office and warehouse facilities located in in Coconut Creek, Florida under a non-cancelable operating lease agreement. In January 2022, the lease term has been renewed for a three year to expire in January, 2025

In June 2017, the Company entered into a lease for an additional facility located in Deerfield Beach, Florida under a non-cancelable operating lease. The term of the lease is for 86 months beginning on January 1, 2018 and calls for yearly 3% increases to base rent, with monthly payments that commenced in March 2018.

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

In June 2021, the Company entered into a verbal, month-to-month sub-lease agreement for the Wisconsin location. Rental income totalled $80,000 for the year ended December 31, 2021, and in included in general and administrative expenses.

As of December 31, 2021, in the consolidated balance sheet, the Company has recorded right-of-use assets of $449,155 and a lease liability of $492,798, of which $141,900 is reported as a current liability. The weighted average remaining lease term is 37 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the consolidated balance sheet as of December 31, 2021:

Undiscounted future minimum lease payments:
2022	$199,000
2023	189,400
2024	195,100
Total undiscounted future minimum lease payments	583,500
Less: amount representing imputed interest	(90,702)
Operating lease liability	$492,798

Supplemental cash flow information related to leases is as follows, for the years ended December 31,

	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$551,688	$262,214

Lease expense for operating leases was approximately $386,000 and $442,000 for the years ended December 31, 2021 and 2020.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was $110,372 as of December 31, 2021 and December 31, 2020, with related accumulated depreciation of $12,786 and $8,950, respectively.

Minimum lease payments required by these finance leases are as follows:

Undiscounted future minimum lease payments:

Undiscounted future minimum lease payments:
2022	$17,000
2023	2,100
Total undiscounted future minimum lease payments	19,100
Less: amount representing interest	(825)
Less: current portion	(17,161)
Present value of minimum lease payments, net of current portion	$1,114

NOTE 12 – EQUITY WARRANTS

At December 31, our warrants outstanding are as follows:

By Exercise Price:	2021	2020
Warrants - $0.08	42,020,833	8,000,000
Warrants - $0.1025	24,500,000
Warrants - $0.10	3,240,740	3,240,740
Warrants - $0.20	10,352,941	13,302,941
Warrants - $0.30	722,800	722,800
Warrants - $0.35	-	5,294,117
Total outstanding	80,837,314	30,560,598

Warrants
Balance, January 1, 2020	21,819,858
Warrants Issued	8,740,740
Warrants Exercised	-
Warrants Expired	-
Balance, December 30, 2020	30,560,598
Warrants Issued	66,510,083
Warrants Exercised	(7,989,250)
Warrants Expired	(8,244,117)
Balance, December 30, 2021	80,837,314

NOTE 13 - INCOME TAXES

The Company accounts for income taxes in accordance with FSB ASC 740 “Income Taxes”. Federal and state income taxes are calculated and recorded on the current period’s activity in accordance with the tax laws and regulations that are in effect. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rate in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assts will not be realized.

The components of the income tax provision are as follows at December 31, 2021 and 2020:

	2021	2020
Current	-	-
Deferred	-	-
Total tax provision	-	-

The following is a reconciliation of the effective income tax rate with the statutory income tax rate at December 31, 2021 and 2020:

	2021	2020
U.S. Federal statutory income tax rate	(21.0)%	(21.0)%
State income tax, net of federal benefit	(3.5)%	(3.5)%

Valuation allowance	24.5%	24.5%
Effective tax rate	0.0%	0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31, 2021 and 2020:

Deferred tax assets	2021	2020
Net operating loss carry forwards	$10,788,000	$9,843,000
Accrued Wages	133,000	98,000
Accrued Interest	93,000	-
Less: valuation allowance	(11,014,000)	(9,941,000)
Total	-	-

Deferred tax liabilities
Stock based compensation	-	-
Depreciation	-	-
Net deferred tax asset	$-	$-

The change in valuation allowance was $1,073,000 and $543,000 for the years ended December 31, 2021 and 2020, respectively. We recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. The Company has net operating loss carryforwards of approximately $44.0 million as of December 31, 2021, of which $32.6 million were incurred prior to 2018 that begin to expire in the year 2032 through 2036.

In accordance with the provisions of ASC 740: Income Taxes, we record a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2021 and 2020, we have no liabilities for uncertain tax positions. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

NOTE 14 - CONTINGENCIES

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

Legal Proceedings:

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Litigations applicable to the Company are discussed as follows.

Hamilton v. the Company: Hamilton & Associates Law Group, P.A. v. Nutralife Biosciences, Inc. f/k/a Nutrafuels, Inc., Case No. 50-2020-CA-008435, was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida on August 9, 2020. In the suit, Hamilton & Associates Law Group, P.A. sets forth purported claims for breach of contract, and in the alternative, account stated, open account, unjust enrichment, and quantum meruit. Plaintiff requests a judgment for damages in the principal sum of $150,000, plus an award of attorneys’ fees and costs pursuant to a legal services agreement dated January 7, 2019, as well as pre-judgment interest and post-judgment interest. The Hamilton matter filed directly against the Company initially included a claim against Edgar Ward, but the individual claim has been dropped. The prior engagement agreement between the Hamilton law firm and the Company (for 2018) was in the nature of a flat fee engagement, in which shares were provided in lieu of cash payments. The Company maintains that the change in the engagement of the law firm (from 2018 to 2019) in terms of the nature of payment was not disclosed or explained adequately, and the Company was unaware of any claim that sums remained unpaid, as all fees were understood to be paid as a result of the shares of stock provided. The claim was filed on August 9, 2020, and is not set for trial, and only documentary discovery has been conducted to date.

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

NOTE 15 - CONCENTRATIONS OF CREDIT RISK:

Cash

The Company maintains principally all cash balances with various financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts. At both December 31, 2021 and 2020, there are no amounts in excess of insured limits.

Revenue

For the year ended December 31, 2021, two customers accounted for approximately 82% of sales. For the year ended December 31, 2020, two customers accounted for 28% of sales.

NOTE 16 - SUBSEQUENT EVENTS

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

In January 2022, the Company received proceeds aggregating $110,000 in connection with two subscription agreements. Under the subscription agreements, a total of 1,375,000 shares of common stock and 1,375,000 warrants were issued. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance.

In January 2022, the Company issued 1,100,000 shares of common stock for services aggregating $100,000.

In February 2022, the Company entered into a debt settlement agreement with its noteholder whereby the noteholder converted their two promissory notes into a revenue share agreement. The amount converted was an aggregate of $187,000 of principal and $18,700 of accrued interest. The total amount converted was $205,700.

In March 2022, the Company received proceeds of $15,000 in connection with the issuance of a promissory note with a due date in March 2023. The note bears interest at 20%.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2021, our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control our financial reporting as of December 31, 2021, we determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The board of directors elect our executive officers annually. A majority vote of the directors who are in office are required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Edgar Ward	50	Chief Executive Officer, President, Director
Neil Catania	59	Vice President

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

Neil Catania, Vice President

Neil Catania became our Vice-President on November 20, 2012. From May 2004 until present, Neil Catania has been the chief executive officer of TJM Investments DBA MND LLC, a financial services company located in New York.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2021, the Company believes that all person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Item 11. Executive Compensation

2021 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two (2) most highly compensated executive officers who occupied such position at the end of our latest fiscal year that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the years ended December 31, 2021 and 2020.

Name	Position	Year	Salary	Bonus/ Stock Awards	Options	Non-Equity Incentive Plan Compensation	Non-qualified deferred compensation	All other compensation	Total
Edgar Ward (1)	Chief Executive Officer,	2021	$350,000						$350,000	(1)
	President, Director	2020	$350,000						350,000	(1)
Neil Catania (2)	Vice	2021	$5,000						$5,000	(2)
	President	2020	$15,000						15,000	(2)

(1)	Under the terms of his employment agreement, Mr. Ward receives an annual salary of $250,000 and an annual cash bonus of $100,000. For the years ended December 31, 2021 and 2020, Edgar Ward received $159,000 and $111,500, of the annual compensation of $300,000 due him, respectively.
(2)	For the years ended December 31, 2021 and 2020 Neil Catania received cash compensation of $5,000 and $15,000, respectively.

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

There were no outstanding equity awards at the 2021 fiscal year-end.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

Employment Agreements

On January 13, 2017, we entered into an employment agreement with our President and CEO, Edgar Ward. The term of this agreement began on January 13, 2017 and ends on January 1, 2027. Pursuant to this agreement, we agreed to compensate Mr. Ward for his services as an executive officer with a base salary of $250,000 per year and a bonus of $100,000 per year.

The Company is not currently party to any other employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management

At March 23, 2022, we had 174,968,516 shares of our common stock issued and outstanding, 1,000 shares of our Series A Preferred stock issued and outstanding, and 27 shares of our Series B Preferred issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock, Series A Preferred stock and Series B Preferred stock as of March 23, 2022 by:

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

Common Stock	Direct		Indirect	Total	Percentage of Class(1)
Name & Address of Beneficial Owner
Edgar Ward, Founder, Chief Executive Officer, President & Sole Director(3)	38,274,792	(3)	1,000,000	39,274,792	24.43%
Neil Catania Vice President(9)	16,270,571		–	16,270,571	10.12%
All Executive Officers & Directors as a Group (2) Persons	54,545,363		1,000,000	55,545,363	34.56%
5% Holders
Kahn Family Limited PT II(4)	25,136,439		–	25,136,439	15.64%
NewLeaf Assets, LLC	15,764,705		–	15,764,705	9.01%
27 Health Inc. (6)	12,500,000		–	12,500,000	7.78%

Series A Preferred Stock	Direct	Indirect	Total	Percentage of Class(2)
Name & Address of Beneficial Owner
Edgar Ward, Founder, Chief Executive Officer, President & Sole Director	1,000	0	1,000	100%
Neil Catania, Vice President	0	0	0	0
All Executive Officers & Directors as a Group (2) Persons	1,000	0	1,000	100%
5% Holders
None.

Series B Preferred Stock	Direct	Indirect	Total	Percentage of Class(7)
Name & Address of Beneficial Owner
Edgar Ward, Founder, Chief Executive Officer, President & Sole Director	0	0	0	0
Neil Catania, Vice President	0	0	0	0
All Executive Officers & Directors as a Group (2) Persons	0	0	0	0
5% Holders
John Boldis	2	0	2	10.00%
Draper Inc.(8)	16	0	16	80.00%
Thomas Reid	2	0	2	10.00%

(1)	Based upon 174,968,516 shares of common stock issued and outstanding as of March 23, 2022.
(2)	Based upon 1,000 shares of Series A Preferred Stock issued and outstanding as of 1,000. Each share of Series A Preferred Stock is entitled to 500,000 votes per share or an aggregate of 500,000,000 votes.
(3)	Our Founder, Chief Executive Officer, President and Director, Edgar Ward, holds all 1,000 shares of our Series A Preferred Stock which entitled him to an aggregate of 500,000,000 votes. Mr. Ward also holds 23,274,792 common shares directly and 1,000,000 shares indirectly which are held by Nicole Archon who is Mr. Ward’s fiancé. Mr. Ward also holds warrants for 15,000,000 common shares which are exercisable within 60 days of the date hereof.
(4)	Kahn Family Limited PT II is a trust controlled by Harvey Kahn who has dispositive and voting power over the shares held by Kahn Family Limited PT II. Kahn Family Limited PT II also holds warrants to purchase 5,294,117 common shares which are exercisable within 60 days of the date hereof.
(6)	27 Health Inc. is owned and controlled by Joseph Frontiere, who has dispositive and voting power over the shares held by 27 Health Inc.
(7)	Based upon 27 shares of our Series B Preferred issued and outstanding as of March 23, 2022. Each share of Series B Preferred Stock will vote together with the holders of the Common Stock on any matter submitted to the shareholders of the Company.
(8)	Draper Inc. is owned and controlled by Denise Aversano, who has dispositive and voting control over the shares held by Draper Inc.
(9)	Neil Catania holds warrants for 7,500,000 common shares which are exercisable within 60 days of the date hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions.

During the fiscal years ended December 31, 2021 and 2020, we had the following transactions with related persons.

As of December 31, 2021 and 2020, convertible notes payable to related parties, net of discounts totalled $1,000,000 and $1,000,000, respectively, and other notes payable to related parties, net of discounts, totalled $1,621,506 and $1,153,498, respectively.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed or to be billed to the Company for the years ended December 31, 2021 and 2020 for professional services rendered by our current independent registered public accounting firm Rotenberg was engaged by us effective as of September 16, 2020.

ACCOUNTING FEES AND SERVICES	2021	2020

Audit fees	$80,000	$60,000
Audit-related fees		-
Tax fees		-
All other fees		-

Total	$80,000	$60,000

Audit Fees

Audit fees to Rotenberg were for professional services rendered for the audit and reviews of our annual financial statements for the years ended December 31, 2021 and 2020.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBITS

Exhibit 3.1	Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.3	Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.4	Certificate of Designation of Series A Preferred Shares (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.5	Bylaws of Nutrafuels, Inc (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 3.6	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A of the Company’s Definitive Schedule 14C filed with the SEC on February 15, 2019).
Exhibit 3.7	Articles of Amendment (Certificate of Designations for Series B Preferred Stock) filed September 30, 2020 with the Florida Department of State. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).
Exhibit 4.1	Common Stock Purchase Warrant issued December 4, 2020 to Russel S. Smith Jr. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.2	Common Stock Purchase Warrant issued February 11, 2021 to Thomas Reid. (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.3	Common Stock Purchase Warrant issued December 24, 2020 to Nicholas Cirignano II. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.4	Common Stock Purchase Warrant dated February 23, 2021 issued to Mark Wakeland. (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.5	Common Stock Purchase Warrant dated issued December 24, 2020 to Kenneth Klimas. (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.6	Common Stock Purchase Warrant issued January 27, 2021 to Frank Cannarozzo. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.7	Common Stock Purchase Warrant issued December 21, 2018 to Kahn Family Limited PT II. (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.8	Common Stock Purchase Warrant issued October 11, 2018 to Forage Complete, LLC. (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.9	Common Stock Purchase Warrant issued January 11, 2021 to Edgar Ward. (Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).

Exhibit 4.10	Common Stock Purchase Warrant issued July 31, 2018 to New Leaf Assets, LLC. (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.11	Common Stock Purchase Warrant issued July 21, 2020 to Mitchell Pasin. (Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.12	Common Stock Purchase Warrant issued October 11, 2018 to FMG LLC. (Incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.13	Common Stock Purchase Warrant issued January 11, 2021 to Gregory Ross. (Incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.14	Common Stock Purchase Warrant issued January 11, 2021 to Gregory Ross. (Incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 4.15*	Description of Securities.
Exhibit 10.1	Employment Agreement with Edgar Ward, dated October 10, 2017 (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 10.2	Agreement with Neil Catania dated October 9, 2017 (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 10.3	Neil Catania Note Agreement in the amount of $160,000 (Incorporated by reference to Exhibit 99.23 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 10.4	Neil Catania Note Agreement in the amount of $50,000 (Incorporated by reference to Exhibit 99.24 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).
Exhibit 10.5	Agreement between Owen Morgan & Phytochem Technologies, Inc. (Incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2019).
Exhibit 10.6	Agreement between Orlando Pharmacy Inc., and NutraLife BioSciences, Inc. (Incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2019).
Exbibit 10.7	Agreement with NewLeaf Assets LLS dated March 14 2019 (Incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2019).
Exhibit 10.8	Stock Purchase Agreement by and among the Company, Lord Global Corporation, and 27 Health, Inc. dated November 2, 2020. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).
Exhibit 10.9	Manufacturing, Distribution and Sales Agreement by and between the Company, 27 Health, Inc. dated November 2, 2020. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).
Exhibit 10.10	June 6, 2019 Investment Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.11	June 6, 2019 Note issued to Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.12	June 6, 2019 Security Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.13	June 6, 2019 Purchaser Royalty Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.14	June 6, 2019 Pledge Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II and Brenda Hamilton. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.15	June 6, 2019 Pledgor Royalty Agreement with the Company, Phytochem Technologies, Inc., and Brenda Hamilton. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).

Exhibit 10.16	November 13, 2019 Amended Investment Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.17	November 13, 2019 Amended Note issued to Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.18	November 13, 2019 Amended Security Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.19	November 13, 2919 Amended Purchaser Royalty Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II. (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.20	November 13, 2019 Amended Pledge Agreement with the Company, Phytochem Technologies, Inc., Kahn Family Limited PT II and Brenda Hamilton. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.21	November 13, 2019 Amended Pledgor Royalty Agreement with the Company, Phytochem Technologies, Inc., and Brenda Hamilton. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.22	February 12, 2020 Convertible Promissory Note issued to Barbara Ludwig. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.23	October 14, 2019 Convertible Promissory Note issued to Dennis Poland and Amendment to Convertible Promissory Note dated December 31, 2019. (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.24	October 22, 2019 Convertible Promissory Note issued to Eileen Miller. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.25	November 18, 2019 Convertible Promissory Note issued to EW Strategies LLC. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.26	December 31, 2019 Amendment to October 10, 2019 Convertible Promissory Note issued to Mike Farr. (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.27	January 22, 2020 Convertible Promissory Note issued to Paul R. Botts. (Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.28	October 17, 2019 Convertible Promissory Note issued to Paul R. Botts. (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.29	November 21, 2019 Convertible Promissory Note issued to Stephen O’Shaughnessy. (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.30	January 8, 2020 Convertible Promissory Note issued to Walter Lundon. (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.31	December 4, 2020 Subscription Agreement with Russel S. Smith Jr. (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.32	December 4, 2020 Convertible Promissory Note issued to Russel S. Smith Jr. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.33	December 2, 2020 Promissory Note issued to Draper, Inc. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.34	December 2, 2020 Promissory Note issued to Carriage House. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).

Exhibit 10.35	October 22, 2020 Subscription Agreement with Frank Cannarozzo and October 22, 2020 Convertible Promissory Note issued to Frank Cannarozzo. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.36	September 8, 2020 Convertible Promissory Note issued to James R. Stuart. (Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.37	March 16, 2020 Convertible Promissory Note issued to Joseph Corso. (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.38	November 17, 2020 Subscription Agreement with Larraine Cullam and November 17, 2020 Convertible Promissory Note issued to Larraine Cullam. (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.39	August 21, 2020 Convertible Promissory Note issued to Mohamad Ossiani. (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.40	September 11, 2020 Subscription Agreement with Nicholas Cirgnano III and September 11, 2020 Convertible Promissory Note issued to Nicholas Cirgnano III. (Incorporated by reference to Exhibit 10. 59 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.41	October 8, 2020 Convertible Promissory Note issued to Pinnacle Medical Consulting LLC. (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.42	November 3, 2020 Convertible Promissory Note issued to Kenneth R. Klimas. (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.43	November 2, 2020 Subscription Agreement with Kenneth R. Klimas. (Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.44	August 14, 2020 Convertible Promissory Note issued to Barbara Ludwig. (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.45	February 11, 2021 Subscription Agreement with Thomas Reid. (Incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.46	February 11, 2021 Convertible Promissory Note issued to Thomas Reid. (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.47	Common Stock Purchase Warrant issued December 24, 2020 to Thomas Cirignano together with the Subscription Agreement for same with Thomas Cirignano. (Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.48	December 24, 2020 Subscription Agreement with Nicholas Cirignano II. (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.49	December 24, 2020 Convertible Promissory Note issued to Nicholas Cirignano II. (Incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.50	February 23, 2021 Subscription Agreement with Mark Wakeland. (Incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.51	February 23, 2021 Convertible Promissory Note issued to Mark Wakeland. (Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.52	December 24, 2020 Convertible Promissory Note issued to Kenneth R. Klimas. (Incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).

Exhibit 10.53	January 27, 2021 Subscription Agreement with Frank Cannarozzo. (Incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.54	January 27, 2021 Convertible Promissory Note issued to Frank Cannarozzo. (Incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.55	January 21, 2021 Convertible Promissory Note issued to Albert Klimas together with subscription for same. (Incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.56	March 14, 2019 Settlement Agreement with New Leaf assets, LLC together with Stock Purchase Warrant issued on March 15, 2019. (Incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.57	January 11, 2021 Convertible Promissory Note issued to Gregory Ross. (Incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.58	January 11, 2021 Subscription Agreement with Gregory Ross. (Incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.59	January 11, 2021 Note Exchange Agreement with Gregory Ross. (Incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 10.60	January 11, 2021 Promissory Note issued to Gregory Ross. (Incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021).
Exhibit 16.1	Letter of Daszkal Bolton LLP to the Commission dated November 3, 2020. (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 3, 202).
Exhibit 21.1*	List of subsidiaries of the registrant.
Exhibit 31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Form of Purchase Order (Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

101.INS*	Inline XBRL INSTANCE

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABELS

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION

*Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutraLife BioSciences, Inc.

Dated: April 11, 2022	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	April 11, 2022
Edgar Ward	(principal executive officer and principal financials and accounting officer)

