Form 10-Q
period 2022-03-31
NUTRALIFE BIOSCIENCES, INC
filed 2022-05-23
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 20, 2022, was 175,597,102 shares.

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

3

NUTRALIFE BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$58,256	$135,769
Accounts receivable, net of allowance for doubtful accounts in the amount of $0 and $0	30,276	44,198
Inventories	346,364	309,334
Prepaid and other current assets	11,007	28,997
Total current assets	445,903	518,298

Property and equipment, net	2,252,848	2,265,196

Operating lease right-of-use assets	618,273	449,155
Investments	1,283,326	383,326
Deposit on equity and license agreement	-	675,000
License, net	444,444	-
Intangible asset, net	508,908	525,150
Other assets	35,000	35,000

Total Assets	$5,588,702	$4,851,125

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	206,503	$283,164
Accrued expenses (related party $162,928 and $148,552)	1,130,981	1,043,891
Deferred revenue	53,855	70,521
Liability for stock to be issued	265,500	265,500
Current portion of finance leases	13,452	17,161
Current portion of operating lease liability	205,721	141,911
Notes payable, net of unamortized discount of $105,341 and $200,542 (related party $1,000,000 and $1,000,000)	2,355,189	2,621,506
Other current liability	33,000	33,000

Total current liabilities	4,264,201	4,476,654

Long-term Liabilities:

Notes payable - SBA, net of current portion	10,000	10,000
Operating lease liability, net of current portion	455,004	350,887
Revenue share agreements payable	2,105,700	725,000
Finance leases, net of current portion	-	1,114

Total liabilities	6,834,905	5,563,655

Stockholders’ Deficit
Preferred stock; $0.0001 par value, authorized 10,000 shares:
1,000 shares Series A issued and outstanding	1	1
35 and 27 shares Series B issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 173,873,834 and 171,398,834 shares issued and outstanding	17,381	17,133
Additional paid-in-capital	47,378,936	46,828,644
Accumulated deficit	(48,642,521)	(47,558,308)
Total stockholders’ deficit	(1,246,203)	(712,530)

Total Liabilities and Stockholders’ Deficit	$5,588,702	$4,851,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Sales	$80,478	$136,373

Cost of Sales	123,125	96,868

Gross Profit (loss)	(42,647)	39,505

Operating expenses

Advertising and promotion	7,040	4,412
Stock-based compensation	215,540	2,194,514
General and administrative	379,074	437,555
Depreciation and amortization	84,146	30,172

Total operating expenses	685,800	2,666,653

Loss from operations	(728,447)	(2,627,148)

Other Income (expense)

Other income (expense)	(383)	1,290
Income from debt forgiveness	-	244,700
Finance costs	(355,383)	(119,928)

Total other income (expense)	(355,766)	126,062

Loss before income taxes	(372,681)	(2,501,086)
Income tax expense	-	-

Net loss	$(1,084,213)	$(2,501,086)

Net loss per weighted average common share - basic and diluted	$(0.01)	$(0.02)

Number of weighted average shares outstanding - basic and diluted	173,500,501	160,419,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock								Total
	Series A		Series B		Number	Par	Additional		Stockholders’
	Number Shares	Par Amount	Number Shares	Par Amount	Shares Common	Amount Common	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, January 1, 2022	1,000	$1	27	$-	171,398,834	$17,133	$46,828,644	$(47,558,308)	$(712,530)

Preferred stock issued for services	-	-	8	-	-	-	106,940	-	106,940

Warrants issued in connection with debt exchange	-	-	-	-	-	-	225,000	-	225,000

Shares and warrants issued for cash	-	-	-	-	1,375,000	138	109,862	-	110,000

Shares issued for services	-	-	-	-	1,100,000	110	108,490	-	108,600

Net Loss	-	-	-	-	-	-	-	(1,084,213)	(1,084,213)
Balance, March 31, 2022	1,000	1	35	-	173,873,834	17,381	47,378,936	(48,642,521)	(1,246,203)

Balance, January 1, 2021	1,000	$1	20	$-	160,419,488	$16,036	$42,015,874	(41,730,801)	$301,110

Preferred stock issued for services	-	-	10	-	-	-	164,524	-	164,524

Warrants issued in connection with debt financing	-	-	-	-	-	-	199,100	-	199,100

Warrants issued as compensation	-	-	-	-	-	-	2,029,990	-	2,029,990

Net Loss								(2,501,086)	(2,501,086)
Balance, March 31, 2021	1,000	$1	30	$-	160,419,488	$16,036	$44,409,488	$(44,231,887)	$193,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
OPERATING ACTIVITIES
Net loss	$(1,084,213)	$(2,501,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from debt forgiveness	-	(244,700)
Depreciation	12,348	13,929
Stock-based compensation	215,540	2,194,514
Warrants issued in connection with debt exchange	225,000	-
Amortization of debt discount	100,183	64,331
Amortization of right of use asset	39,926	49,114
Amortization of intangible asset	16,242	16,242
Amortization of license	55,556	-
Bad debt	11,800	-

Changes in operating assets and liabilities:
Accounts receivable	2,122	37,978
Inventories	(37,030)	11,516
Prepaid expenses	17,990	-
Accounts payable	(76,661)	8,724
Accrued expenses	105,790	58,908
Customer deposits	-	(16,364)
Deferred revenue	(16,666)	-
Operating lease liabilities	(41,117)	(49,114)

Net Cash Used in Operating Activities	(453,190)	(356,008)

INVESTING ACTIVITIES
Purchase of license	(500,000)	-
Purchase of investment	(225,000)	-

Net Cash Used in Investing Activities	(725,000)	-

FINANCING ACTIVITIES
Proceeds from SBA financing	-	243,275
Proceeds from debt issuances	65,000	215,000
Common shares and warrants issued for cash	110,000	-
Repayments of debt	(44,500)	-
Payments on finance leases	(4,823)	(4,823)
Revenue share agreements payable	975,000	-

Net Cash Provided by Financing Activities	1,100,677	453,452

NET CHANGE IN CASH AND CASH EQUIVALENTS	(77,513)	97,444

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,769	742

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,256	$98,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-
Cash paid for interest	$3,780	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Warrants issued in connection with debt	$-	$199,100
Right of use asset addition under ASC 842	$209,044	$-
Operating lease liabilities under ASC 842	$209,044	$-
Debt and accrued interest exchanged for revenue share agreement	$405,700	$-

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, from which the accompanying condensed consolidated balance sheet dated December 31, 2021 was derived.

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

Effective January 1, 2021, the Company adopted ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” using a modified retrospective approach which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Cash and cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents as of March 31, 2022 consisted of a money market amounts.

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

	March 31, 2022	December 31, 2021
Raw Materials	$63,856	$60,630
Finished Goods	282,508	248,704
	$346,364	$309,334

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $0 as of March 31, 2022 and December 31, 2021.

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the three months ended March 31, 2022, and 2021.

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

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the three months ended March 31, 2022 and 2021.

Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2022 and 2021 because the estimated annual effective tax rate was zero. As of March 31, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

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

	March 31,2022	March 31, 2021
	(Shares)	(Shares)
Warrants	85,962,314	62,860,598
Series B Preferred Stock	5,234,845	4,487,010
Convertible notes payable and accrued interest	7,897,193	5,874,140
	99,094,352	73,221,748

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of March 31, 2022, the Company has two finance leases and two operating leases.

Under the ASC 842, both finance and operating leases are reflected on the balance sheet as lease or “right-of -use” assets and lease liabilities. There are some exceptions, which the Company has elected in its accounting policies. For leases with terms of twelve months or less, or below the Company’s general capitalization policy threshold, the Company elects an accounting policy to not recognize lease assets and lease liabilities for all asset classes. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

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

Intangible Asset and License

Intangible asset and license represent the values assigned to intellectual property and a license agreement, respectively, and are amortized based on the economic benefit expected to be realized.

Cost Investments

The Company accounts for investments using the cost method of accounting if the Company’s ownership in the investee is less than 20% and the Company cannot exert any substantial influence over the management and operations of the investee and the investment has no easily determinable fair value. The investment is therefore held at historical cost on the condensed consolidated balance sheet. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of March 31, 2022, the Company believes the carrying value of its cost method investments were recoverable in all material respects.

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of $1,084,213 for the three months ended March 31, 2022, and have an accumulated deficit of approximately $48,600,000 at March 31, 2022. We had cash used in operating activities of approximately $453,000 for the three months ended March 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The Company is currently in the process of raising capital to complete and finalize the build-out of its facility in Deerfield Beach for the purpose of consolidating its operations. The structure of the capital raise is currently in development. The Company is continuing its path to profitability through increased business development, marketing and sales of the Company’s multiple lines of topical, ingestible and skincare health and wellness products. In January 2022, the Company entered into a license and ownership agreement in an effort to expand its sales and customer base. Refer to Note 6 for details.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment is as follows:

	March 31, 2022	December 31, 2021
Furniture and equipment	$1,959,694	$1,959,694
Leasehold improvements	840,728	840,728
Property and equipment, at cost	2,800,422	2,800,422
Less: accumulated depreciation	(547,574)	(535,226)
	$2,252,848	$2,265,196

Depreciation expense for the three months ended March 31, 2022 and 2021 totaled $12,348 and $13,929, respectively.

NOTE 5 – INTANGIBLE ASSET, NET, AND LICENSE, NET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. These shares have not been issued and the Company is in negotiations with the seller to extend the issuance of the shares. As such, the Company recognized a liability for stock to be issued of $265,500 at both March 31, 2022, and December 31, 2021. The acquired patent is amortized over its remaining estimated useful life of approximately 11 years. Amortization expense for both of the three months ended March 31, 2022 and 2021 totaled $16,242. Total accumulated amortization for March 31, 2022 and December 31, 2021 was $205,731 and $189,490, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows:

2022 (remainder of year)	$48,726
2023	65,000
2024	65,000
2025	65,000
2026	65,000
Thereafter	200,182
$508,908

There is no impairment recorded for the three months ended March 31, 2022 and 2021.

License

The acquired license is amortized over its estimated useful life of three years. Amortization expense for the three months ended March 31, 2022 totaled $55,556. The estimated annual amortization expense is as follows:

2022 (Remainder of year)	$125,000
2023	166,667
2024	152,778
$444,444

See Note 6 for additional information.

NOTE 6 – INVESTMENTS

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

As of March 31, 2022, and December 31, 2021, the Company was entitled to 3,831,169 shares of the Distributer’s common stock. No shares have been received as of the date of the filing of this report.

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

The investment balance as of March 31, 2022 and December 31, 2021 was $383,326. There is no impairment recorded for the three months ended March 31, 2022.

Investment and License

In November 2021, the Company negotiated terms of a non-exclusive sub-license agreement with a third party (the “Party”) whereby the Party will grant the Company a limited, non-exclusive authority to purchase, distribute, market, make, and sell products in which the Party has authorized the Company to produce on a case-by-case basis, for a period of three years from the effective date of the definitive agreement. In exchange for the license, the Company agreed to pay $450,000 along with a monthly license royalty fee of 20% of the final sales price of licensed items to the end buyer. The terms also allow the Company to purchase an equivalent ownership interest of the Party for an initial funding of $225,000, with the option to increase its investment up to $6,000,000. The Company provided an initial funding fee of $225,000 in exchange for the permission to purchase an equivalent ownership interest of the Party, which should equal to the appropriate preferred purchase price, based upon the stated current valuation. The total payment of $675,000 as of December 31, 2021 was classified as a Deposit on Equity and License Agreement on the consolidated balance sheet.

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

The Company made this investment to realize strategic benefits for its business, rather than to generate income or capital gains. Because the Company owns less than 20% of the Party and cannot exercise significant influence over operating and financial policies of the Party, the Company accounts for the investment under ASC 321. Under ASC 321, for each reporting period, the Company completes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.

The investment balance as of March 31, 2022 was $900,000. There is no impairment recorded for the three months ended March 31, 2022.

NOTE 7 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	March 31, 2022	December 31, 2021
	(Unaudited)
Officer – Bonus	$610,000	$540,500
Accrued Expenses - Other	34,776	30,912
Accrued Interest – Related Parties	162,928	148,552
Accrued Interest	222,571	230,203
Other Current Liabilities	100,706	93,724
	$1,130,981	$1,043,891

NOTE 8 – NOTES PAYABLE

Notes Payable

During the quarter ended March 31, 2022, the Company received proceeds aggregating $65,000 in connection with short-term promissory notes with due dates in February through March 2023. The notes bear interest ranging from 10% to 20% for the terms of the notes. One of the notes had an original issue discount of $5,000.

During the quarter ended March 31, 2022, one of the notes and related accrued interest was exchanged for a revenue share agreement pursuant to a Note Exchange Agreement. See Note 9 for further information.

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

Debt Discounts

Total amortization associated with all debt discounts was $100,183 and $64,331 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 9 – REVENUE SHARE AGREEMENTS

During the year ended December 31, 2021, the Company entered into two revenue share agreements with third party investors (“Investors”) and received an aggregate of $725,000. In accordance with these agreements, the proceeds were primarily used to fund the third party license agreement as described in Note 6.

In February 2022, the Company entered into six Note Exchange Agreements with its noteholders whereby the noteholders exchanged their promissory notes into revenue share agreements. The amounts exchanged was an aggregate of $387,000 of principal and $18,700 of accrued interest for a total amount of $405,700. In addition, the Company received $975,000 in cash proceeds for other revenue share agreements.

The proceeds are non-refundable. In exchange, the Investors are entitled to a percentage of revenue collected by the Company as a result of its investments, ranging from 0.05% to 50% until the Investors’ proceeds are repaid, and 0.03% to 30% thereafter.

An aggregate of 3,750,000 warrants was issued to the noteholders as additional consideration. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance. The warrants issued in connection with exchanges were valued at $225,000 and charged to finance costs. The value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of two years, an assumed volatility of 146.4%, zero dividend rate, and a risk-free rate of 2.5%.

NOTE 10 - STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2022, the Company issued 1,100,000 shares of common stock for services aggregating $108,600, valued using the trading price on the date of issuance.

During the quarter ended March 31, 2022, the Company issued 1,375,000 shares of common stock and 1,375,000 warrants in exchange for cash totaling $110,000. The warrants have an exercise price of $0.08 per share and expire two years after issuance.

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

As of March 31, 2022 and December 31, 2021, 1,000 shares of Series A Preferred are outstanding.

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

In March, 2022, the Company issued 8 shares of Series B Preferred to its consultant as part of their compensation agreement. The consultant compensation was valued at $106,940 using the trading price of the equivalent common stock on the date of issuance.

As of March 31, 2022 and December 31, 2021, 35 and 27 shares, respectively, of Series B Preferred are outstanding.

Subsequent Issuances

In April 2022, the Company issued 500,000 shares of common stock with an aggregate value of $34,000 for consulting services.

In April 2022, a shareholder converted four shares of Series B Preferred stock into 598,268 shares of common stock.

In May 2022, the Company issued 625,000 shares for common stock with an aggregate value of $40,000 for consulting services.

NOTE 11 – LEASES

In conjunction with the guidance for leases, as defined by the FASB with ASU 2016-02, Leases (Topic 842), the Company has designated the existing leases as operating as further described below:

The Company leases their office and warehouse facilities located in in Coconut Creek, Florida under a non-cancelable operating lease agreement. In January 2022, the lease term has been renewed for three years to expire in February 2025.

In June 2017, the Company entered into a lease for an additional facility located in Deerfield Beach, Florida under a non-cancelable operating lease. The term of the lease is for 86 months beginning on January 1, 2018 and calls for yearly 3% increases to base rent, with monthly payments that commenced in March 2018.

As of March 2022, the Company rents office and warehouse space located in Onalaska, Wisconsin, on a month-to-month basis for $2,589 per month.

In addition to rent, the Company pays certain insurance, maintenance, and other costs related to its leased spaces.

As of December 31, 2021, in the consolidated balance sheet, the Company has recorded right-of-use assets of $449,155 and a lease liability of $492,798, of which $141,911 is reported as a current liability.

In the March 31, 2022, condensed consolidated balance sheet, the Company has right-of-use assets of $618,273 and a lease liability of $660,725, of which $205,721 is reported as a current liability.

The weighted average remaining lease term is 35 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of March 31, 2022:

Undiscounted future minimum lease payments:
2022 (remainder of year)	$194,000
2023	267,000
2024	275,000
2025	47,000
Total undiscounted future minimum lease payments	783,000
Less: amount representing imputed interest	(122,000)
Operating lease liability	$661,000

Supplemental cash flow information related to leases is as follows, for the three months ended March 31,

	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$102,427	$138,113

Lease expense for the operating leases was approximately $96,000 and $100,800 for the quarters ended March 31, 2022 and 2021, respectively.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was approximately $110,000 as of March 31, 2022 and December 31, 2021, with related accumulated depreciation of $13,745 and $12,786, respectively.

Minimum lease payments required by these finance leases are as follows:

Undiscounted future minimum lease payments:

2022 (remainder of year)	$11,901
2023	2,100
Total undiscounted future minimum lease payments	14,001
Less: amount representing interest	(549)
Present value of minimum lease payments, net of current portion	$13,452

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains insurance policies to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations.

As of March 31, 2022, the Company is not aware of any asserted claims.

NOTE 13 – SUBSEQUENT EVENTS

In April 2022, the Company entered into a Note Exchange Agreement with a noteholder whereby the noteholder converted their note of $70,000 along with an additional investment of $50,000 in exchange for a revenue share agreement. In addition, the noteholder received warrants to purchase 1,500,000 shares of common stock at the price of $0.08 at any time for a period of two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended March 31, 2022 and 2021, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

NutraLife BioSciences, Inc., a Florida corporation (“us”, “we” or “our”) was formed as a limited liability company in the state of Florida on April 1, 2010, to engage in the development and distribution of nutritional and dietary oral spray products. On December 3, 2012, we converted from a Limited Liability Company to a Florida Corporation.

We manufacture and distribute oral spray nutritional and dietary products. Our distribution strategy includes selling to private label customers retailers, distributors, and consumers through retail outlets.

Three Months Ended March 31, 2022 and 2021

We had sales of $80,478 and $136,373 for the three months ended March 31, 2022 and 2021, respectively, or 41% decrease from the first quarter of 2021. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions due to the pandemic and overall industry changes as a result.

Cost of sales was $123,125 compared to $96,868 for the three months ended March 31, 2022 and 2021, respectively, or 27% increase. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic.

Gross profit (loss) was ($42,647) and $39,505 for the three months ended March 31, 2022 and 2021, respectively, or 208% decrease. This is the result of the disruptions in operations resulting from the pandemic and its residual effects. The Company is currently ramping up production and has incurred direct costs that currently exceed sales.

General and administrative expenses were $379,074 compared to $437,555 for the three months ended March 31, 2022 and 2021, respectively, a decrease of 13%. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $215,540 and $2,194,514 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $1,978,974.

Our finance costs were $355,383 compared to $119,928 for the three months ended March 31, 2022 and 2021, respectively, an increase of $235,455.

We incurred a net loss of ($1,084,213) compared to ($2,501,086) for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, proceeds from lending and proceeds from the issuance of stock.

As of March 31, 2022, the Company had a cash balance of $58,256. Failure to successfully continue to grow operational revenues could harm our profitability and adversely affect our financial condition and results of operations. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing sales channels.

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

Cash Flow Activities

As of March 31, 2022, the Company had a cash balance of $58,256.

Operating Activities

Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2022, the Company’s operating activities used cash of $453,190, compared to the first quarter of 2021 which used cash of $356,008. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Investing Activities

During the three months ended March 31, 2022, the Company’s investing activities included the acquisition of a license for $500,000 and an investment of $225,000 for an aggregate of $725,000.

Financing Activities

During the three months ended March 31, 2022, we received proceeds of $975,000 for revenue share agreements, $65,000 from the issuance of debt net of $44,500 for the repayment of debt and $4,823 for the payment of finance leases.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on April 11, 2022. There were no material changes to our accounting policies during the three months ended March 31, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the quarter ended March 31, 2022, and to date, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act for the offer and sale of the securities.

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

In March 2022, the Company issued 8 shares of Series B Convertible Preferred Stock to three consultants as part of their compensation agreements. The consultant compensation was valued at $164,524 using the trading price of the equivalent common stock on the date of issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit 3.1	Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.3	Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.4	Certificate of Designation of Series A Preferred Shares (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.5	Bylaws of Nutrafuels, Inc (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.6	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A of the Company’s Definitive Schedule 14C filed with the SEC on February 15, 2019).

Exhibit 3.7	Articles of Amendment (Certificate of Designations for Series B Preferred Stock) filed September 30, 2020 with the Florida Department of State. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL INSTANCE

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABELS

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION

104*	Cover Page Interactive Data File (formatted as inline XBRL)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutraLife BioSciences, Inc.

Dated: May 23, 2022	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	May 23, 2022
Edgar Ward	(principal executive officer and principal financials and accounting officer)

