Form 10-Q
period 2022-06-30
NUTRALIFE BIOSCIENCES, INC
filed 2022-08-22
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2022, was 177,367,217 shares.

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

3

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$51,802	$135,769
Accounts receivable, net of allowance for doubtful accounts in the amount of $0 and $0	32,002	44,198
Inventories	352,782	309,334
Prepaid and other current assets	1,500	28,997
Total current assets	438,086	518,298

Property and equipment, net	2,240,500	2,265,196

Operating lease right-of-use assets	569,281	449,155
Investments	1,283,326	383,326
Deposit on equity and license agreement	-	675,000
License, net	402,777	-
Intangible asset, net	235,556	525,150
Other assets	35,000	35,000

Total Assets	$5,204,526	$4,851,125

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$248,386	$283,164
Accrued expenses (related party $177,304 and $148,552)	1,250,756	1,043,891
Deferred revenue	42,225	70,521

Liability for stock to be issued	38,055	265,500
Current portion of finance leases	8,629	17,161
Current portion of operating lease liability	211,374	141,911
Notes payable, net of unamortized discount of $63,809 and $200,542 (related party $1,000,000 and $1,000,000)	2,424,921	2,621,506
Other current liability	33,000	33,000

Total current liabilities	4,257,346	4,476,654

Long-term Liabilities:

Notes payable - SBA, net of current portion	10,000	10,000
Operating lease liability, net of current portion	399,135	350,887
Revenue share agreements payable	2,305,502	725,000
Finance leases, net of current portion	-	1,114

Total liabilities	6,971,983	5,563,655

Stockholders’ Equity
Preferred stock; $0.0001 par value, authorized 10,000 shares
1,000 shares Series A issued and outstanding	1	1
32 and 27 shares Series B issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 176,147,535 and 171,398,834 shares issued and outstanding	17,608	17,133
Additional paid-in-capital	47,757,893	46,828,644
Accumulated deficit	(49,542,959)	(47,558,308)
Total stockholders’ (deficit) equity	(1,767,457)	(712,530)

Total Liabilities and Stockholders’ Equity	$5,204,526	$4,851,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Sales	$55,835	$39,096	$136,313	$175,469

Cost of Sales	4,665	35,416	127,790	132,284

Gross Profit	51,170	3,680	8,523	43,185

Operating expenses

Advertising and Promotion	7,092	3,654	14,132	8,066
Stock-based compensation	174,975	200,000	390,515	2,394,514
General and administrative	457,474	461,719	836,548	899,274
Depreciation and amortization	61,867	29,236	146,013	59,408

Total operating expenses	701,408	694,609	1,387,208	3,361,262

Loss from operations	(650,238)	(690,929)	(1,378,685)	(3,318,077)

Other Income (Expense)

Other income (expense)	54,997	708	54,614	1,998
Income from sublease	-	20,000	-	20,000
Income from debt forgiveness	-	-	-	244,700
Finance costs	(305,197)	(1,140,450)	(660,580)	(1,260,378)

Total other income (expense)	(250,200)	(1,119,742)	(605,966)	(993,680)

Loss before income taxes	(900,438)	(1,810,671)	(1,984,651)	(4,311,757)
Income tax expense				-

Net loss	$(900,438)	$(1,810,671)	$(1,984,651)	$(4,311,757)

Net loss per weighted average common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Number of weighted average shares outstanding - basic and diluted	175,124,109	161,522,865	174,316,790	160,974,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock								Total
	Series A		Series B		Number	Par	Additional		Stockholder’s
	Number Shares	Par Amount	Number Shares	Par Amount	Shares Common	Amount Common	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, January 1, 2022	1,000	$1	27	$-	171,398,834	$17,133	$46,828,644	(47,558,308)	$(712,530)

Preferred stock issued for services	-	-	8	-	-	-	106,940	-	106,940

Warrants issued in connection with debt exchange	-	-	-	-	-	-	225,000	-	225,000

Shares and warrants issued for cash	-	-	-	-	1,375,000	138	109,862	-	110,000

Shares issued for service	-	-	-	-	1,100,000	110	108,490		108,600

Net Loss	-	-	-	-	-	-	-	(1,084,213)	(1,084,213)
Balance, March 31, 2022	1,000	$1	35	$-	173,873,834	$17,381	$47,378,936	$(48,642,521)	$(1,246,203)

Common stock and warrants issued for services	-	-	-	-	1,825,000	182	174,792	-	174,974

Conversion series B preferred stock to common stock	-	-	(3)	-	448,701	45	-	-	45

Warrants issued in connection with debt conversion	-	-	-	-	-	-	204,165	-	204,165

Net Loss								(900,438)	(900,438)
Balance, June 30, 2022	1,000	$1	32	$-	176,147,535	$17,608	$47,757,893	$(49,542,959)	$(1,767,457)

Balance, January 1, 2021	1,000	$1	20	$-	160,419,488	$16,036	$42,015,874	$(41,730,801)	$301,110

Preferred stock issued for services	-	-	10		-	-	164,524	-	164,524

Warrants issued in connection with debt financing	-	-	-	-	-	-	199,100	-	199,100

Warrants issued as compensation	-	-	-	-	-	-	2,029,990	-	2,029,990

Net loss								(2,501,086)	(2,501,086)
Balance, March 31, 2021	1,000	$1	30	$-	160,419,488	$16,036	$44,409,488	$(44,321,887)	$193,638

Common stock and warrants issued for cash	-	-	-	-	2,412,500	241	192,759	-	193,000

Common stock issued in connection with debt conversions and accrued interest	-	-	-	-	1,997,312	199	159,585	-	159,784

Warrants issued as compensation	-	-	-	-	-	-	200,000	-	200,000

Warrants issued in connection with debt conversion	-	-	-	-	-	-	962,176	-

Net loss								(1,810,671)	(1,810,671)
Balance, June 30, 2021	1,000	$1	30	$--	164,829,300	$16,476	$45,924,008	$(46,042,558)	$(102,073)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

OPERATING ACTIVITIES
Net loss	$(1,984,651)	$(4,311,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from debt forgiveness	-	(244,700)
Depreciation	24,696	26,924
Warrants issued in connection with finance costs	429,165	962,176
Stock-based compensation	390,515	2,394,514
Amortization of debt discount	153,165	180,509
Amortization of right of use asset	88,918	103,617
Amortization of intangible asset	24,094	32,484
Amortization of license	97,223	-
Bad debt	(11,800)	-

Changes in operating assets and liabilities:
Accounts receivable	23,996	81,238
Inventories	(43,448)	(19,245)
Prepaid expenses	27,497	-
Accounts payable	(34,778)	92,865
Accrued expenses	233,664	192,300
Deferred revenue	(28,296)	(12,700)
Operating lease liabilities	(91,333)	(107,681)

Net Cash Used in Operating Activities	(701,373)	(629,456)

INVESTING ACTIVITIES
Purchase of license	(500,000)	-
Purchase of investment	(225,000)	-

Net Cash Used in Investing Activities	(725,000)	-

FINANCING ACTIVITIES
Proceeds from SBA financing	-	243,275
Proceeds from debt issuances	223,750	215,000
Common stock and warrants issued for cash	110,000	193,000
Payments on finance leases	(9,646)	(9,906)
Repayments of debt	(86,500)	-
Proceeds from revenue share agreements	1,110,000	-
Payments on revenue share agreements	(5,198)	-

Net Cash Provided by Financing Activities	1,342,406	641,369

NET CHANGE IN CASH AND CASH EQUIVALENTS	(83,967)	11,913

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,769	742

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,802	$12,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Debt and accrued interest converted to equity	$38,055	$159,784
Warrants issued for the issuance of debt	$429,165	$199,100
Right of use asset addition under ASC 842	$209,044	$-
Operating lease liabilities under ASC 842	$209,044	$-
Debt and accrued interest exchanged for revenue share agreement	$457,700	$-

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

Cash and cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents as of June 30, 2022 consisted of a money market account.

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

	June 30, 2022	December 31, 2021
Raw Materials	$70,831	$60,630
Finished Goods	281,951	248,704
	$352,782	$309,334

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $0 as of June 30, 2022 and December 31, 2021.

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the three months ended June 30, 2022, and 2021.

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

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the three and six months ended June 30, 2022 and 2021.

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2022 and 2021 because the estimated annual effective tax rate was zero. As of June 30, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

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

	June 30,2022	June 30,2021
	(Shares)	(Shares)
Warrants	78,978,575	82,499,848
Series B Preferred Stock	4,786,144	4,487,010
Convertible notes payable, and accrued interest	7,760,001	6,013,466
	91,524,720	93,000,324

Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

All transactions with related parties are in the normal course of operations and are measured at the exchange amount. See note 8 for further details.

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

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of June 30, 2022, the Company has two finance leases and two operating leases.

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

Cost Investments

The Company accounts for investments using the cost method of accounting if the Company’s ownership in the investee is less than 20% and the Company cannot exert any substantial influence over the management and operations of the investee and the investment has no easily determinable fair value. The investment is therefore held at historical cost on the condensed consolidated balance sheet. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2022, the Company believes the carrying value of its cost method investments were recoverable in all material respects.

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of $1,984,651 for the six months ended June 30, 2022, and have an accumulated deficit of approximately $49,500,000 at June 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment is as follows:

	June 30, 2022	December 31, 2021
Furniture and equipment	$1,959,694	$1,959,694
Leasehold improvements	840,728	840,728
Property and equipment, at cost	2,800,422	2,800,422
Less: accumulated depreciation	(559,922)	(535,226)
	$2,240,500	$2,265,196

Depreciation expense for the three months ended June 30, 2022 and 2021, totaled $12,348 and $12,994, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 totaled $24,696 and $26,924, respectively.

NOTE 5 – INTANGIBLE ASSET, NET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. As such, the Company recognized a liability for stock to be issued of $265,500. During the quarter ended June 30, 2022, upon the negotiation agreement, the Company wrote off the liability for stock to be issued and decreased the intangible asset value by $265,500. The residual value is to be amortized over its remaining estimated useful life of approximately 8 years. Amortization expense for of the three months ended June 30, 2022 and 2021 was 7,852 and $16,242 respectively. Amortization expense for of the six months ended June 30, 2022 and 2021 was $24,094 and $32,484 respectively. Total accumulated amortization for June 30, 2022 and December 31, 2021 was $213,584 and $189,490, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows:

NOTE 5 – INTANGIBLE ASSET, NET, Continued

2022 (remainder of year)	$15,704
2023	31,407
2024	31,407
2025	31,407
2026	31,407
Thereafter	94,224
$235,556

There is no impairment recorded for the three and six months ended June 30, 2022 and 2021.

License

The acquired license is amortized over its estimated useful life of three years. Amortization expense for the three months ended June 30, 2022 totaled $41,667. Amortization expense for the six months ended June 30, 2022 totaled $97,223. The estimated annual amortization expense is as follows:

2022 (Remainder of year)	$83,332
2023	166,667
2024	152,778
$402,777

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

As of June 30, 2022 and December 31, 2021, the Company was entitled to 3,831,169 shares of the Distributer’s common stock. No shares have been received as of the date of the filing of this report.

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

The investment balance as of June 30, 2022 and December 31, 2021 was $383,326. There is no impairment recorded for the three and six months ended June 30, 2022.

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

In January 2022, the Company entered into a definitive agreement with the Party. The definitive agreement defined an initial term of three years from December 30, 2021, with options to renew. The Company made additional payments to the Party in January in the amount of $725,000 toward the license fee and to purchase an equivalent ownership interest. The total funding to the Party of $1,400,000 was allocated $500,000 for the license, and equity participation of $900,000 in accordance with the terms of the agreement.

During the period ended June 30, 2022, the Company received $11,550 in accordance with license agreement. The Company allocated and paid $5,198 towards the applicable revenue share agreements payable.

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

The investment balance as of June 30, 2022 was $900,000. There is no impairment recorded for the six months ended June 30, 2022.

NOTE 7 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)
Officer – Bonus	$661,500	$540,500
Accrued Expenses – Other	47,590	30,912
Accrued Interest – Related Parties	177,304	148,552
Accrued Interest	234,127	230,203
Accrued Rent	23,935	-
Other Current Liabilities	106,300	93,724
	$1,250,756	$1,043,891

NOTE 8 – NOTES PAYABLE

Notes Payable

During the six month period ended June 30, 2022, the Company received proceeds aggregating $218,750 in connection with short-term promissory notes with due dates in February through May 2024. The notes bear interest ranging from 10% to 22% for the terms of the notes. The notes had an original issue discount aggregating to $21,450.

During the sixth month period ended June 30, 2022 the Company entered into a Note Exchange Agreement with one of its noteholders whereby the noteholder exchanged his promissory notes into 475,688 shares of common stock. The amount exchanged was in the aggregate of $30,000 of principal and $8,055 of accrued interest. As of June 30, 2022, these shares have not been issued and the Company recognized a liability for stock to be issued of $38,055. Additionally, 1,902,752 warrants were issued to the noteholder as additional consideration. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance. The warrants issued in connection with the exchange were valued at $114,165 and charged to finance costs. The value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of two years, an assumed volatility of 146.4%, zero dividend rate, and a risk-free rate of 2.5%.

During the quarter ended June 30, 2022, one of the notes and related accrued interest was exchanged for a revenue share agreement pursuant to a Note Exchange Agreement. See Note 9 for further information.

Convertible Note Payable to Shareholder

In June 2019, the Company entered into an Investment Agreement that included a secured convertible 5.75% promissory note payable for $1,000,000 with a shareholder. The note is convertible at the note holder’s discretion at any time the note is outstanding into shares of the Company’s common stock at the price of $1.00 per share. The note is subject to a security agreement whereby the first four Ennea Processors the Company has committed to commercialize and monetize will be secured as collateral for the note as well as current and future assets of the Company and its subsidiaries. The payment terms of the note were interest only payments from July 7, 2019 through December 7, 2019 and commencing January 7, 2020, the Company was to make equal monthly installment payments that include principal and interest through the Maturity Date of December 7, 2020.

Included in the Investment Agreement is a royalty agreement whereby the investor received 500,000 shares of the Company’s common stock and will be entitled to a royalty of 8.5% from the revenue generated from the “collateral processors” while the principal is outstanding and 5% thereafter on the first two collateral processors for a period of 10 years.

In addition to the collateral, the note is secured by a Pledge Agreement from a related party that included a mortgage lien on certain real property as additional collateral.

The collateral processors are not yet in service. Therefore, revenue generated from them and the related royalties due cannot be estimated at this time and will be expensed as incurred in the future.

The Company is currently in default of this note, however, the parties are in negotiation to reach settlement terms.

Debt Discounts

Total amortization associated with all debt discounts was $57,983 and $153,165 for the three and six months, ended June 30, 2022, and $116,178 and $180,509 for the three and six months ended June 30, 2021.

NOTE 9 – REVENUE SHARE AGREEMENTS

During the year ended December 31, 2021, the Company entered into two revenue share agreements with third party investors (“Investors”) and received an aggregate of $725,000. In accordance with these agreements, the proceeds were primarily used to fund the third party license agreement as described in Note 6.

During the six month period ended June 30, 2022, the Company entered into seven Note Exchange Agreements with its noteholders whereby the noteholders exchanged their promissory notes into revenue share agreements. The amounts exchanged were an aggregate of $457,000 of principal and $35,340 of accrued interest for a total amount of $492,340. In addition, the Company received $1,110,000 in cash proceeds for other revenue share agreements.

The proceeds are non-refundable. In exchange, the Investors are entitled to a percentage of revenue collected by the Company as a result of its investments, ranging from 0.05% to 50% until the Investors’ proceeds are repaid, and 0.03% to 30% thereafter.

An aggregate of 5,250,000 warrants were issued to the noteholders as additional consideration. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance. The warrants issued in connection with exchanges were valued at $315,000 and charged to finance costs. The value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of two years, an assumed volatility of 146.4%, zero dividend rate, and a risk-free rate of 2.5%.

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

During the quarter ended June 30, 2022, the Company issued 1,825,000 shares of common stock for services aggregating $174,974, valued using the trading price on the date of issuance.

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

As of June 30, 2022 and March 31, 2022, 1,000 shares of Series A Preferred are outstanding.

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

In April 2022, a shareholder converted three shares of Series B Preferred stock into 448,701 shares of common stock.

As of June 30, 2022 and December 31, 2021, 32 and 27 shares, respectively, of Series B Preferred are outstanding.

Subsequent Issuances

In August 2022, the Company issued 475,688 shares of common stock with an aggregate value of $38,055 for promissory note conversion.

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

As of June 2022, the Company rents office and warehouse space located in Onalaska, Wisconsin, on a month-to-month basis for $2,589 per month.

In addition to rent, the Company pays certain insurance, maintenance, and other costs related to its leased spaces.

As of December 31, 2021, in the condensed consolidated balance sheet, the Company has recorded right-of-use assets of $449,155 and a lease liability of $492,798, of which $141,911 is reported as a current liability.

As of June 30, 2022, in the condensed consolidated balance sheet, the Company has right-of-use assets of $569,281 and a lease liability of $610,509, of which $211,374 is reported as a current liability.

NOTE 11 – LEASES, Continued

The weighted average remaining lease term is 32 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of June 30, 2022.

Undiscounted future minimum lease payments:

2022 (remainder of year)	$129,000
2023	267,000
2024	275,000
2025	47,000
Total undiscounted future minimum lease payments	718,000
Less: amount representing imputed interest	(107,000)
Operating lease liability	$611,000

Supplemental cash flow information related to leases is as follows, for the six months ended June 30,

	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$178,869	$252,648

Lease expense for the operating leases was $89,564 and $87,695 for the three months ended June 30, 2022 and 2021, respectively. Lease expense for the operating leases was $185,704 and $188,495 for the six months ended June 30, 2022 and 2021, respectively.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was approximately $110,000 as of June 30, 2022 and December 31, 2021, with related accumulated depreciation of $14,704 and $12,786, respectively.

Minimum lease payments required by these finance leases are as follows:

Undiscounted future minimum lease payments:

2022 (remainder of year)	$7,000
2023	2,100
Total undiscounted future minimum lease payments	9,100
Less: amount representing interest	(471)
Less: current portion	8,629
Present value of minimum lease payments, net of current portion	$-

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

NOTE 13 – SUBSEQUENT EVENTS

In July and August 2022 the company issued promissory notes payable whereby the company received aggregate proceeds totaling $220,000.

NOTE 14 - DISCLOSURE OF PRIOR PERIOD FINANCIAL STATEMENT CHANGES

The Company recorded additional finance costs of $962,176 for the three and six months ended June 30, 2021. The change was the result of warrants issued as additional consideration in connection with debt conversion in the second quarter of 2021. The transaction was properly reflected in the financial statements included in the Company’s Form 10-K for the year ended December 31, 2021.

The following tables illustrate the change and financial impact on the various line items impacted on the unaudited condensed consolidated financial statements as of June 30, 2021and for the three and six months ended June 30, 2021, as follows:

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2021 and Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Three and six Months Ended June 30, 2021

	Three Months and Six Months Ended June 30, 2021
	As Reported	Adjustment	As Corrected
Additional paid-in-capital	44,961,832	962,176	45,924,008
Accumulated deficit	(45,080,382)	(962,176)	(46,042,558)

Unaudited Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2021

	Three Months Ended June 30, 2021
	As Reported	Adjustment	As Corrected
Finance costs	(178,274)	(962,176)	(1,140,450)
Total other income (expense)	(157,566)	(962,176)	(1,119,742)
Loss before income taxes	(848,495)	(962,176)	(1,810,671)
Net loss	(848,495)	(962,176)	(1,810,671)
Net loss per weighted average common share - basic and diluted	(0.01)	-	(0.01)

	Six Months Ended June 30, 2021
	As Reported	Adjustment	As Corrected
Finance costs	(298,202)	(962,176)	(1,260,378)
Total other income (expense)	(31,504)	(962,176)	(993,680)
Loss before income taxes	(3,349,581)	(962,176)	(4,311,757)
Net loss	(3,349,581)	(962,176)	(4,311,757)
Net loss per weighted average common share - basic and diluted	(0.02)	(0.01)	(0.03)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended June 30, 2022 and March 31, 2022, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Six Months Ended June 30, 2022 and 2021

We had sales of $136,313 and $175,469 for the six months ended June 30, 2022 and 2021, respectively, or a 22.3% decrease.

Cost of sales was $127,790 compared to $132,284 for the six months ended June 30, 2022 and 2021, respectively, or a 3.4% decrease. This decrease is directly related to the decrease in sales and production volume resulting from the shutdowns and business disruptions from the pandemic. The Company also significantly increased its production labor force.

Gross margin was $8,523 and $43,185 for the six months ended June 30, 2022 and 2021, respectively, or an 80.3% decrease.

General and administrative expenses were $836,548 compared to $899,274 for the six months ended June 30, 2022 and 2021, respectively, or a 6.9% decrease. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $390,515 and $2,394,514 for the six months ended June 30, 2022 and 2021, respectively, or a 83.7% decrease.

Finance costs were $660,580 compared to $1,260,378 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $599,798. This decrease is the result of recognizing the expenses related to warrants issued as compensation for debt conversion in the prior year.

We incurred a net loss of ($1,984,651) compared to ($4,311,757) for the six months ended June 30, 2022 and 2021, respectively.

Three Months Ended June 30, 2022 and 2021

We had sales of $55,835 and $39,096 for the three months ended June 30, 2022 and 2021, respectively, or 42.9% increase from the first quarter of 2021.

Cost of sales was $4,665 compared to $35,416 for the three months ended June 30, 2022 and 2021, respectively, or 86.8% decrease.

Gross profit was $51,170 and $3,680 for the three months ended June 30, 2022 and 2021, respectively, or 1,290.5% increase.

General and administrative expenses were $457,474 compared to $461,719 for the three months ended June 30, 2022 and 2021, respectively, a decrease of 0.9%. This decrease is primarily due to the disruptions in the Company’s operations from the pandemic.

Stock based compensation was $174,975 and $200,000 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $25,025.

Our finance costs were $305,197 compared to $1,140,450 for the three months ended June 30, 2022 and 2021 respectively, a decrease of $835,253.

We incurred a net loss of ($900,842) compared to ($1,810,471) for the three months ended June 30, 2022 and 2021 respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, proceeds from lending and proceeds from the issuance of stock.

As of June 30, 2022, the Company had a cash balance of $51,802. Failure to successfully continue to grow operational revenues could harm our profitability and adversely affect our financial condition and results of operations. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing sales channels.

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

Cash Flow Activities

As of June 30, 2022, the Company had a cash balance of $51,802.

Operating Activities

Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first three months of 2022, the Company’s operating activities used cash of $701,373, compared to the first quarter of 2021 which used cash of $629,456. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Investing Activities

During the six months ended June 30, 2022, the Company’s investing activities included the acquisition of a license for $500,000 and an investment of $225,000 for an aggregate of $725,000.

Financing Activities

During the six months ended June 30, 2022, we received proceeds of $1,110,000 for revenue share agreements, $223,750 form the issuance of debt, net of $86,500 for the repayment of debt and $9,646 for the payment of finance leases.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on April 11, 2022. There were no material changes to our accounting policies during the six months ended June 30, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the quarter ended June 30, 2022, and to date, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act for the offer and sale of the securities.

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

In April 2022, a shareholder converted three shares of Series B Preferred stock into 448,701 shares of common stock.

During the quarter ended June 30, 2022, the Company issued 1,825,000 shares of common stock for services aggregating $174,974, valued using the trading price on the date of issuance.

In August 2022, the Company issued 475,688 shares of common stock with an aggregate value of $38,055 for promissory note conversion.

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

NutraLife BioSciences, Inc.

Dated: August 22, 2022	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	August 22, 2022
Edgar Ward	(principal executive officer and principal financials and accounting officer)

