Form 10-Q
period 2022-09-30
NUTRALIFE BIOSCIENCES, INC
filed 2022-11-21
CIK 1563463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2022, was 176,623,223 shares.

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

3

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$431,713	$135,769
Accounts receivable, net of allowance for doubtful accounts in the amount of $0 and $0	48,717	44,198
Inventories	373,204	309,334
Prepaid and other current assets	19,918	28,997
Total current assets	873,552	518,298

Property and equipment, net	2,231,352	2,265,196

Operating lease right-of-use assets	520,713	449,155
Investments	1,283,326	383,326
Deposit on equity and license agreement	-	675,000
License, net	861,110	-
Intangible asset, net	227,704	525,150
Other assets	35,000	35,000

Total Assets	$6,032,757	$4,851,125

Liabilities, Mezzanine Equity and Stockholders’ Equity

Current Liabilities:
Accounts payable	$192,268	$283,164
Accrued expenses (related party $266,041 and $148,552)	1,433,443	1,043,891
Deferred revenue	25,045	70,521
Liability for stock to be issued	-	265,500
Current portion of finance leases	-	17,161
Current portion of operating lease liability	218,860	141,911
Notes payable, net of unamortized discount of $52,084 and $200,542 (related party $1,000,000 and $1,000,000)	2,548,067	2,621,506
Other current liabilities	33,000	33,000

Total current liabilities	4,450,683	4,476,654

Long-term Liabilities:
Notes payable - SBA, net of current portion	10,000	10,000
Operating lease liability, net of current portion	341,859	350,887
Revenue share agreements payable	3,545,502	725,000
Finance leases, net of current portion	-	1,114

Total liabilities	8,348,044	5,563,655
Mezzanine Equity
Preferred stock; $0.0001 par value, authorized 10,000 shares, 1,000 shares Series A issued and outstanding	1	1

Stockholders’ Equity
Preferred stock; $0.0001 par value authorized 10,000 shares 32 and 27 shares Series B issued and outstanding	-	-
Common stock; $0.0001 par value, 499,990,000 authorized shares; 176,623,223 and 171,398,834 shares issued and outstanding	17,656	17,133
Additional paid-in-capital	48,387,996	46,828,644
Accumulated deficit	(50,720,940)	(47,558,308)
Total stockholders’ deficit	(2,315,287)	(712,530)

Total Liabilities, Mezzanine Equity, and Stockholders’ Deficit	$6,032,757	$4,851,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Sales	$115,149	$70,655	$251,462	$246,124

Cost of Sales	20,587	43,568	148,377	175,852

Gross Profit	94,562	27,087	103,085	70,272

Operating expenses

Advertising and Promotion	4,690	6,386	18,822	14,452
Stock-based compensation	-	120,000	390,515	2,514,514
General and administrative	473,265	406,918	1,309,813	1,306,192
Depreciation and amortization	61,867	33,691	207,880	93,099

Total operating expenses	539,822	566,995	1,927,030	3,928,257

Loss from operations	(445,260)	(539,908)	(1,823,945)	(3,857,985)

Other Income (Expense)

Other income (expense)	257	1,446	26,171	3,444
Income from sublease	55,400	30,000	84,100	50,000
Income from debt forgiveness	-	-	-	244,700
Finance costs	(788,378)	(179,795)	(1,448,958)	(1,440,173)

Total other income (expense)	(732,721)	(148,349)	(1,338,687)	(1,142,029)

Loss before income taxes	(1,177,981)	(688,257)	(3,162,632)	(5,000,014)
Income tax expense	-	-	-	-

Net loss	$(1,177,981)	$(688,257)	$(3,162,632)	$(5,000,014)

Net loss per weighted average common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.03)

Number of weighted average shares outstanding - basic and diluted	175,721,138	167,747,292	174,989,060	163,246,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock
	Series A		Series B		Number	Par	Additional		Total
	Number Shares	Par Amount	Number Shares	Par Amount	Shares Common	Amount Common	Paid-in Capital	Accumulated Deficit	Stockholder’s Equity

Balance, January 1, 2022	1,000	$1	27	$-	171,398,834	$17,133	$46,828,644	(47,558,308)	$(712,530)

Preferred stock issued for services	-	-	8	-	-	-	106,940	-	106,940

Warrants issued in connection with debt exchange	-	-	-	-	-	-	225,000	-	225,000

Shares and warrants issued for cash	-	-	-	-	1,375,000	138.00	109,862	-	110,000

Shares issued for service	-	-	-	-	1,100,000	110.00	108,490	-	108,600

Net Loss	-	-	-	-	-	-	-	(1,084,213)	(1,084,213)
Balance, March 31, 2022	1,000	$1	35	$-	173,873,834	$17,381	$47,378,936	$(48,642,521)	$(1,246,203)

Common stock and warrants issued for services	-	-	-	-	1,825,000	182	174,792	-	174,974

Conversion series B Preferred Stock to Common Stock	-	-	(3)	-	448,701	45	-	-	45

Warrants issued in connection with debt conversion	-	-	-	-	-	-	204,165	-	204,165

Net Loss	-	-	-	-	-	-	-	(900,438)	(900,438)
Balance, June 30, 2022	1,000	$1	32	$-	176,147,535	$17,608	$47,757,893	$(49,542,959)	$(1,767,457)

Warrants issued in connection with debt financing	-	-	-	-	-	-	20,869	-	20,869

Warrants issued in connection with revenue share agreements	-	-	-	-	-	-	571,227	-	571,227
Common stock issued in connection with debt conversions and accrued interest	-	-	-	-	475,688	48	38,007	-	38,055

Net Loss	-	-	-	-	-	-	-	(1,177,981)	(1,177,981)
Balance, September 30, 2022	1,000	$1	32	$-	176,623,223	$17,656	$48,387,996	$(50,720,940)	$(2,315,287)

Balance, January 1, 2021	1,000	$1	20	$-	160,419,488	$16,036	$42,015,874	$(41,730,801)	$301,110

Preferred stock issued for services	-	-	10	-	-	-	164,524	-	164,524

Warrants issued in connection with debt financing	-	-	-	-	-	-	199,100	-	199,100

Warrants issued as compensation	-	-	-	-	-	-	2,029,990	-	2,029,990

Net loss	-	-	-	-	-	-	-	(2,501,086)	(2,501,086)
Balance, March 31, 2021	1,000	$1	30	$-	160,419,488	$16,036	$44,409,488	$(44,231,887)	$193,638

Common stock and warrants issued for cash	-	-	-	-	2,412,500	241	192,759	-	193,000

Common stock issued in connection with debt conversions and accrued interest	-	-	-	-	1,997,312	199	159,585	-	159,784

Warrants issued as compensation	-	-	-	-	-	-	200,000	-	200,000

Warrants issued in connection with debt conversion	-	-	-	-	-	-	962,176	-	962,176

Net loss								(1,810,671)	(1,810,671)
Balance, June 30, 2021	1,000	$1	30	$-	164,829,300	$16,476	$45,924,008	$(46,042,558)	$(102,073)

Common stock and warrants issued for cash	-	-	-	-	1,937,500	194	154,806	-	155,000

Conversion series B Preferred Stock to Common Stock	-	-	(3)	-	448,701	44	-	-	44

Shares issued for services	-	-	-	-	1,000,000	100	119,900	-	120,000

Warrants issued in connection with debt financing	-	-	-	-	-	-	171,167	-	171,167

Net loss	-	-	-	-	-	-	-	(688,257)	(688,257)
Balance, September 30, 2021	1,000	$1	27	$-	168,215,501	$16,814	$46,369,881	$(46,730,815)	$(344,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRALIFE BIOSCIENCES, INC., F/K/A NUTRAFUELS, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
OPERATING ACTIVITIES
Net loss	$(3,162,632)	$(5,000,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from debt forgiveness	-	(244,700)
Depreciation	37,044	44,372
Warrants issued in connection with finance costs	429,165	962,176
Warrants issued in connection with revenue share agreements	571,227
Stock-based compensation	390,515	2,514,514
Amortization of debt discount	200,900	297,325
Amortization of right of use asset	137,486	157,104
Amortization of intangible asset	31,946	48,726
Amortization of license	138,890	-
Bad debt recoveries	(11,800)	-

Changes in operating assets and liabilities:
Accounts receivable	7,325	67,279
Inventories	(63,870)	(3,030)
Prepaid expenses	9,079	-
Accounts payable	(90,896)	29,816
Accrued expenses	420,797	191,575
Deferred revenue	(45,476)	160,816
Customer deposits	-	(22,700)
Operating lease liabilities	(141,123)	(162,545)

Net Cash Used in Operating Activities	(1,141,333)	(959,286)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,200)
Purchase of license	(1,000,000)	-
Purchase of investment	(225,000)	-

Net cash used in Investing Activities	(1,228,200)	-

FINANCING ACTIVITIES
Proceeds from SBA financing	-	243,275
Proceeds from debt issuances	449,010	512,500
Proceeds from revenue share agreements	2,360,000	-
Common stock and warrants issued for cash	110,000	348,000
Payments on revenue share agreements	(5,198)	-
Payments of debt	(230,060)
Payments on finance leases	(18,275)	(14,729)

Net Cash Provided by Financing Activities	2,665,477	1,089,046

NET CHANGE IN CASH AND CASH EQUIVALENTS	295,944	129,760

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,769	742

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$431,713	$130,502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Right of use asset addition under ASC 842	$209,044	$-
Operating lease liabilities under ASC 842	$209,044	$-
Debt and accrued interest converted to equity	$38,055	$159,784
Warrants issued for the issuance of debt	$450,034	$370,267

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

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

Cash and cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents as of September 30, 2022 consisted of a money market account.

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

	September 30, 2022	December 31, 2021
Raw Materials	$75,762	$60,630
Finished Goods	297,442	248,704
	$373,204	$309,334

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

Allowance for Doubtful Accounts

We establish the existence of bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The allowance for doubtful accounts is $0 of September 30, 2022 and December 31, 2021.

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

Impairment charges would be included with costs and expenses in the Company’s condensed consolidated statements of operations and would result in reduced carrying amounts of the related assets on the Company’s condensed consolidated balance sheets. No adjustments were made to long-lived assets during the nine months ended September 30, 2022, and 2021.

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

We recognize certain revenues under bill and hold arrangements with certain customers when the Company has fulfilled all of its performance obligations, the units are segregated for the specific customer only, and the goods are ready for physical transfer to the customer in accordance with their defined contract delivery schedule. For any requested bill and hold arrangement, we make an evaluation as to whether the bill and hold arrangement qualifies for revenue recognition. The customer must initiate the request for the bill and hold arrangement. The customer must make a fixed commitment to purchase the items. The risk of ownership is passed to the customer, and payment terms are not modified. As of September 30, 2022, there were no revenues under bill and hold arrangements.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgements based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration. All of the Company’s sales resulted from contracts with customers for the three and nine months ended September 30, 2022 and 2021.

Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 30, 2022 and 2021 because the estimated annual effective tax rate was zero. As of September 30, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

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

	September 30,2022	September 30,2021
	(Shares)	(Shares)
Warrants	90,378,575	94,487,348
Series B Preferred Stock	4,786,144	4,038,309
Convertible notes payable, and accrued interest	7,903,894	10,341,666
	103,068,613	108,867,323

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

For any leases that do not meet the criteria identified above for finance leases, the Company treats such leases as operating leases. As of September 30, 2022, the Company has two operating leases.

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

Cost Investments

The Company accounts for investments using the cost method of accounting if the Company’s ownership in the investee is less than 20% and the Company cannot exert any substantial influence over the management and operations of the investee and the investment has no easily determinable fair value. The investment is therefore held at historical cost on the condensed consolidated balance sheet. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of September 30, 2022, the Company believes the carrying value of its cost method investments were recoverable in all material respects.

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of $3,162,632 for the nine months ended September 30, 2022, and have an accumulated deficit of approximately $50,720,940 at September 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern.

NOTE 3 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS Continued

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

A summary of property and equipment is as follows:

	September 30, 2022	December 31, 2021
Furniture and equipment	$1,959,694	$1,959,694
Leasehold improvements	843,928	840,728
Property and equipment, at cost	2,803,622	2,800,422
Less: accumulated depreciation	(572,270)	(535,226)
	$2,231,352	$2,265,196

Depreciation expense for the three months ended September 30, 2022 and 2021, totaled $12,348 and $17,449, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 totaled $37,044 and $44,372, respectively.

NOTE 5 – INTANGIBLE ASSET, NET

In February 2019, the Company acquired certain intellectual property consisting of patent rights. The aggregate purchase price paid in connection with the patent purchase was $714,640, consisting of $130,000 cash, and 3,300,000 shares of the Company’s common stock valued at $0.177 per share or an aggregate of $584,640. Of the 3,300,000 shares, 1,800,000 shares were provided at closing and 1,500,000 were to be provided one year thereafter. As such, the Company recognized a liability for stock to be issued of $265,500. During the quarter ended June 30, 2022, upon the negotiation agreement, the Company wrote off the liability for stock to be issued and decreased the intangible asset value by $265,500. The residual value is to be amortized over its remaining estimated useful life of approximately 8 years. Amortization expense for the three months ended September 30, 2022 and 2021 was 7,852 and $16,242 respectively. Amortization expense for of the nine months ended September 30, 2022 and 2021 was $31,946 and $48,726 respectively. Total accumulated amortization for September 30, 2022 and December 31, 2021 was $221,436 and $189,490, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows:

2022 (remainder of year)	$7,852
2023	31,407
2024	31,407
2025	31,407
2026	31,407
Thereafter	94,224
$227,704

NOTE 5 – INTANGIBLE ASSET, NET, Continued

There is no impairment recorded for the three and nine months ended September 30, 2022 and 2021.

License

The acquired license is amortized over its estimated useful life of three years. Refer to Note 6 for further details. Amortization expense for the three months ended September 30, 2022 totaled $41,667. Amortization expense for the nine months ended September 30, 2022 totaled $138,890. The estimated annual amortization expense is as follows:

2022 (Remainder of year)	$83,333
2023	333,333
2024	319,445
2025	125,000
$861,111

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

As of September 30, 2022 and December 31, 2021, the Company was entitled to 3,831,169 shares of the Distributer’s common stock. No shares have been received as of the date of the filing of this report.

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

The investment balance as of September 30, 2022 and December 31, 2021 was $383,326. There is no impairment recorded for the three and nine months ended September 30, 2022.

NOTE 6 – INVESTMENTS Continued

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

In September 2022, the Company made an additional payment of $500,000 for additional licensing rights for the manufacturing of branded products.

Through September 30, 2022, the Company received $11,550 in accordance with license agreement. The Company allocated and paid $5,198 towards the applicable revenue share agreements payable.

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

The investment balance as of September 30, 2022 was $900,000. There is no impairment recorded for the nine months ended September 30, 2022.

NOTE 7 – ACCRUED EXPENSES

A summary of accrued expenses is as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)
Officer – Bonus	$700,500	$540,500
Accrued Expenses – Other	3,037	30,912
Accrued Interest – Related Parties	266,041	148,552
Accrued Interest	300,065	230,203
Accrued Rent	4,252	-
Accrued Legal Settlement (See Note 12)	50,000
Other Current Liabilities	109,548	93,724
	$1,433,443	$1,043,891

NOTE 8 – NOTES PAYABLE

Notes Payable

During the nine-month period ended September 30, 2022, the Company received proceeds aggregating $414,010 in connection with short-term promissory notes with due dates in March through May 2024. The notes bear interest ranging from 10% to 22% for the terms of the notes. The notes had an original issue discount aggregating to $31,681.

During the nine-month period ended September 30, 2022 the Company entered into a Note Exchange Agreement with one of its noteholders whereby the noteholder exchanged his promissory notes into 475,688 shares of common stock. The amount exchanged was in the aggregate of $30,000 of principal and $8,055 of accrued interest. The stock was issued on August 18, 2022. Additionally, 1,902,752 warrants were issued to the noteholder as additional consideration. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance. The warrants issued in connection with the exchange were valued at $114,165 and charged to finance costs. The value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of two years, an assumed volatility of 146.4%, zero dividend rate, and a risk-free rate of 2.5%.

In April 2022, one of the notes and related accrued interest was exchanged for a revenue share agreement pursuant to a Note Exchange Agreement. See Note 9 for further information.

In August 2022, a third party advanced $30,000 to the Company in a verbal agreement. There is no interest charged and the amount is due on demand.

Convertible Note Payable to Shareholder

In June 2019, the Company entered into an Investment Agreement that included a secured convertible 5.75% promissory note payable for $1,000,000 with a shareholder. The note also includes interest in the event of default at an increased rate of 10%. The note is subject to a security agreement whereby the first four Ennea Processors the Company has committed to commercialize and monetize will be secured as collateral for the note as well as current and future assets of the Company and its subsidiaries. The payment terms of the note were interest only payments from July 7, 2019 through December 7, 2019 and commencing January 7, 2020, the Company was to make equal monthly installment payments that include principal and interest through the Maturity Date of December 7, 2020.

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

In March 13, 2022 Nutralife Biosciences and Frank Cannarozzo entered into an agreement to exchange a note payable with a principal of 30,000 into common stock. On August 18, 2022, the amount of 38,055, principal plus interest, was exchanged for $475,688 shares.

Debt Discounts

Total amortization associated with all debt discounts was $42,826 and $200,900 for the three and nine months ended September 30, 2022 and $116,178 and $297,325 for the three and nine months ended September 30, 2021

NOTE 9 – REVENUE SHARE AGREEMENTS

During the year ended December 31, 2021, the Company entered into two revenue share agreements with third party investors (“Investors”) and received an aggregate of $725,000. In accordance with these agreements, the proceeds were primarily used to fund the third party license agreement as described in Note 6.

During the nine month period ended September 30, 2022, the Company entered into four Note Exchange Agreements with its noteholders whereby the noteholders exchanged their promissory notes into revenue share agreements. The amounts exchanged were an aggregate of $457,000 of principal and $18,700 of accrued interest for a total amount of $475,700. In addition, the Company received $1,760,000 in cash proceeds for revenue share agreements.

During the three months ended September 30, 2022, the Company verbally agreed to exchange a portion of one of the Investors’ revenue share agreements for a note payable in the amount of $10,000.

The proceeds are non-refundable. In exchange, the Investors are entitled to a percentage of revenue collected by the Company as a result of its investments, ranging from 0.05% to 50% until the Investors’ proceeds are repaid, and 0.03% to 30% thereafter.

As additional consideration, the Company issued 5,000,000 warrants to one of the Investors. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance. The warrants issued were valued at $260,860 and charged to finance costs. The value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of two years, an assumed volatility of 221.5%, zero dividend rate, and a risk-free rate of 3.58%.

Gummy Revenue Share

During the three-month period ended September 30, 2022, the Company entered into two revenue share agreements with third party investors (“Gummy Investors”) and received an aggregate of $600,000. In accordance with these agreements, the proceeds are primarily to be used to fund the operations of the Company in the furtherance of its desire to obtain a stream of revenue from the sale of edible gummy products.

The proceeds are non-refundable. In exchange, the Gummy Investors are entitled to a percentage of revenue collected by the Company as a result of its sale of edible gummy products, ranging from $0.015 to $0.06 per unit until the Gummy Investors’ proceeds are repaid, and $0.01 to $0.06 per unit thereafter.

As additional consideration, the Company issued 8,000,000 warrants to the Gummy Investors. The warrants are exercisable at $0.08 to $0.10 per share and expire two years from the date of issuance. The warrants issued were valued at $310,367 and charged to finance costs. The value was calculated using the Black-Scholes Merton valuation model with the following inputs: an expected and contractual life of two years, an assumed volatility of 221.5%, zero dividend rate, and a risk-free rate of 3.48% - 3.58%.

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

During the quarter ended September 30, 2022, the company issued 475,688 shares of common stock for conversion of a note and accrued interest aggregated at 38,055.

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

On November 30, 2012, Edgar Ward, the Company’s President, CEO, and director, was granted 1,000 shares of Series A Preferred for $1,000. The Series A Preferred shares are classified as mezzanine equity in the accompanying consolidated balance sheet as they are redeemable at the option of Mr. Ward for $1,000, although the shares are not mandatorily redeemable.

As of September 30, 2022 and December 31,2021, 1,000 shares of Series A Preferred are outstanding.

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

As of September 30, 2022 and December 31, 2021, 32 and 27 shares, respectively, of Series B Preferred are outstanding.

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

As of September 2022, the Company rents office and warehouse space located in Onalaska, Wisconsin, on a month-to-month basis for $2,589 per month.

In addition to rent, the Company pays certain insurance, maintenance, and other costs related to its leased spaces.

As of December 31, 2021, in the condensed consolidated balance sheet, the Company has recorded right-of-use assets of $449,155 and a lease liability of $492,798, of which $141,911 is reported as a current liability.

As of September 30, 2022, in the condensed consolidated balance sheet, the Company has right-of-use assets of $520,713 and a lease liability of $560,719, of which $218,860 is reported as a current liability.

The weighted average remaining lease term is 29 months and weighted average discount rate used is 10%.

The following table presents a reconciliation of the undiscounted future minimum lease payments remaining under the operating lease reported as operating lease liability on the condensed consolidated balance sheet as of September 30, 2022.

Undiscounted future minimum lease payments:
2022 (remainder of year)	$65,000
2023	267,000
2024	275,000
2025	47,000
Total undiscounted future minimum lease payments	654,000
Less: amount representing imputed interest	(93,281)
Operating lease liability	$560,719

Supplemental cash flow information related to leases is as follows, for the nine months ended September 30,

	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$300,888	$421,517

Lease expense for the operating leases was $106,458 and $98,953 for the three months ended September 30, 2022 and 2021, respectively. Lease expense for the operating leases was $292,162 and $287,448 for the nine months ended September 30, 2022 and 2021, respectively.

Finance Leases:

The Company has acquired certain equipment under agreements that are classified as finance leases. The cost of the equipment under finance leases is included in the balance sheet as property and equipment. The finance lease equipment was approximately $0 and $110,000 as of September 30, 2022 and December 31, 2021, with related accumulated depreciation of $15,663 and $12,786, respectively. The balance of the remaining lease was settled in the quarter ended September 30, 2022.

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

Ortiz v. the Company: Jose Ortiz v. Nutralife Biosciences, Inc. f/k/a Nutrafuels, Inc., Case No. CACE-29-017957, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, on October 28, 2020. In this matter, Mr. Ortiz is seeking a judgment for damages, attorneys’ fees, and other costs relating to defendant’s purported breach of an employment agreement dated March 18, 2015. This claim has been settled for $50,000 that is included in accrued expenses.

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

NOTE 13 – SUBSEQUENT EVENTS

In October 2022 the Company entered into note agreement for an amount of $50,000 with a maturity date of November 30, 2022. Additionally, 250,000 warrants were issued to the noteholder as additional consideration. The warrants are exercisable at $0.10 per share and expire two years from the date of issuance.

In October 2022, the Company issued 137,700 shares of common stock and 262,000 warrants in exchange for $11,000. The warrants are exercisable at $0.08 per share and expire two years from the date of issuance.

NOTE 14 - DISCLOSURE OF PRIOR PERIOD FINANCIAL STATEMENT CHANGES

The Company recorded additional finance costs of $962,176 for the nine months ended September 30, 2021. The change was the result of warrants issued as additional consideration in connection with debt conversion in the second quarter of 2021. The transaction was properly reflected in the financial statements included in the Company’s Form 10-K for the year ended December 31, 2021.

The following tables illustrate the change and financial impact on the various line items impacted on the unaudited condensed consolidated financial statements as of September 30, 2021 and for the nine months ended September 30, 2021.

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 and Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2021

	Three Months and Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Corrected
Additional paid-in-capital	45,407,705	962,176	45,639,881
Accumulated deficit	(45,768,639)	(962,176)	(46,730,815)

Unaudited Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2021

	Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Corrected
Finance costs	(477,977)	(962,176)	(1,440,173)
Total other income (expense)	(179,853)	(962,176)	(1,142,029)
Loss before income taxes	(4,037,838)	(962,176)	(5,000,014)
Net loss	(4,037,838)	(962,176)	(5,000,014)
Net loss per weighted average common share - basic and diluted	(0.02)	(0.01)	(0.03)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended September 30, 2022 and September 30, 2021, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Nine Months Ended September 30, 2022 and 2021

We had sales of $251,462 and $246,124 for the nine months ended September 30, 2022 and 2021, respectively, or a 2.2% increase.

Cost of sales was $148,377 compared to $175,852 for the nine months ended September 30, 2022 and 2021, respectively, or a 15.6% decrease.

Gross margin was $103,085 and $70,272 for the nine months ended September 30, 2022 and 2021, respectively, or an 46.7% increase.

General and administrative expenses were $1,309,813 compared to $1,306,192 for the nine months ended September 30, 2022 and 2021, respectively, or a 2.8% decrease.

Stock based compensation was $390,515 and $2,514,514 for the nine months ended September 30, 2022 and 2021, respectively, or a 84.5% decrease.

Finance costs were $1,448,958 compared to $1,440,173 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $8,785. This increase is the result of the recognizing the expenses related to the discount on convertible debt and beneficial conversion features.

We incurred a net loss of ($3,162,632) compared to ($5,000,014) for the nine months ended September 30, 2022 and 2021, respectively.

Three Months Ended September 30, 2022 and 2021

We had sales of $115,149 and $70,655 for the three months ended September 30, 2022 and 2021, respectively, or 63% increase from the third quarter of 2021.

Cost of sales was $20,587 compared to $43,568 for the three months ended September 30, 2022 and 2021, respectively, or 52.7% decrease.

Gross profit was $94,562 and $27,087 for the three months ended September 30, 2022 and 2021, respectively, or 249.1% increase.

General and administrative expenses were $473,265 compared to $406,918 for the three months ended September 30, 2022 and 2021, respectively, an increase of 5.1%.

Stock based compensation was $0 and $120,000 for the three months ended September 30, 2022 and 2021, respectively, or a 100% decrease.

Our finance costs were $788,378 compared to $179,795 for the three months ended September 30, 2022 and 2021 respectively, an increase of $608,583.

We incurred a net loss of ($1,177,981) compared to ($688,257) for the three months ended September 30, 2022 and 2021 respectively.

Liquidity and Capital Resources

Historically, the Company’s primary cash needs have been related to working capital items, which the Company has largely funded through our revenues, working capital, cash on hand, proceeds from lending and proceeds from the issuance of stock.

As of September 30, 2022, the Company had a cash balance of $431,713. Failure to successfully continue to grow operational revenues could harm our profitability and adversely affect our financial condition and results of operations. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing sales channels.

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

Cash Flow Activities

As of September 30, 2022, the Company had a cash balance of $431,713.

Operating Activities

Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities, such as those included in working capital.

For the first nine months of 2022, the Company’s operating activities used cash of $1,141,333, compared to the third quarter of 2021 which used cash of $959,286. For details of the operating cash flows refer to the condensed consolidated statements of cash flows in Part I – Financial Information.

Investing Activities

During the nine months ended September 30, 2022, the Company’s investing activities included the acquisition of a license for $1,000,000 and an investment of $225,000.

Financing Activities

During the nine months ended September 30, 2022, we received proceeds of $2,360,000 for revenue share agreements $449,010 from the issuance of debt net of $230,060 for the repayment of debt and $18,275 for the payment of finance leases.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on April 11, 2022. There were no material changes to our accounting policies during the nine months ended September 30, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ortiz v. the Company: Jose Ortiz v. Nutralife Biosciences, Inc. f/k/a Nutrafuels, Inc., Case No. CACE-29-017957, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, on October 28, 2020. In this matter, Mr. Ortiz is seeking a judgment for damages, attorneys’ fees, and other costs relating to defendant’s purported breach of an employment agreement dated March 18, 2015. This claim has been settled for $50,000 that is included in accrued expenses.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the quarter ended September 30, 2022, and to date, we offered and sold the securities below which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506(b) of the Securities Act for the offer and sale of the securities.

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

During the quarter ended September 30, 2022, the company issued 475,688 shares of common stock for conversion of a note and accrued interest aggregated at 38,055.

On September 6, 2022, the Company issued a common stock purchase warrant for 3,000,000 warrant shares with an exercise price of $0.10 per share.

On September 12, 2022, the Company issued a common stock purchase warrant for 5,000,000 warrant shares, a common stock purchase warrant for 3,000,000 warrant shares and a common stock purchase warrant for 400,000 warrant shares, with an exercise price of each warrant of $0.08 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit 3.1	Articles of Organization of Nutrafuels, LLC, a Florida Limited Liability Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.2	Certificate of Conversion from a Florida Limited Liability Company to a Florida Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.3	Articles of Incorporation of Nutrafuels, Inc., a Florida Corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.4	Certificate of Designation of Series A Preferred Shares (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.5	Bylaws of Nutrafuels, Inc (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 filed with the SEC on November 1, 2017).

Exhibit 3.6	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit A of the Company’s Definitive Schedule 14C filed with the SEC on February 15, 2019).

Exhibit 3.7	Articles of Amendment (Certificate of Designations for Series B Preferred Stock) filed September 30, 2020 with the Florida Department of State. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2020).

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	INLINE XBRL INSTANCE

101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS

101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION

104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NutraLife BioSciences, Inc.

Dated: November 21, 2022	By:	/s/ Edgar Ward
Edgar Ward
Chief Executive Officer (principal executive, accounting, and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edgar Ward	Chief Executive Officer and Sole Director	November 21, 2022
Edgar Ward	(principal executive officer and principal financials and accounting officer)

